Form 10KSB
period 2002-12-31
FLORIDIAN VENTURES INC
filed 2003-02-14
CIK 1177145

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                  For the fiscal year ended December 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

         For the transition period from ____________ to ____________.

                         Commission File No. 000-49934

                            Floridian Ventures, Inc.
                ----------------------------------------------
                (Name of small business issuer in its charter)

           Delaware                                            04-3701677
 -------------------------------                            ----------------
 (State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                          Identification Number)

 2000 Hamilton Street, #520, Philadelphia, Pennsylvania        19130-3883
 ------------------------------------------------------        ----------
       (Address of principal executive offices)                (Zip Code)

                   Issuer's telephone number (215) 893-3662

        Securities registered under Section 12(b) of the Exchange Act:

                                     None.

        Securities registered under Section 12(g) of the Exchange Act:

                   Common Stock, $0.0001 par value per share
                   -----------------------------------------
                               (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section
13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of
Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.  $-0-

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in
Rule 12b-2 of the Exchange Act.) $-0-

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 8,240,000 shares of Common
Stock, par value $.0001 per share, as of February 12, 2003.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

   Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                    PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report and other reports, as well as other written and oral statements made or released by us, may contain forward looking statements. Forward looking statements are statements that describe, or that are based on, our current expectations, estimates, projections and beliefs. Forward looking statements are based on assumptions made by us, and on information currently available to
us. Forward-looking statements describe our expectations today of what we believe is most likely to occur or may be reasonably achievable in the future, but such statements do not predict or assure any future occurrence and may turn out to be wrong. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. The words
"believe," "anticipate," "intend," "expect," "estimate," "project", "predict",
"hope", "should", "may", and "will", other words and expressions that have similar meanings, and variations of such words and expressions, among others, usually are intended to help identify forward-looking statements.

Forward-looking statements are subject to both known and unknown risks and uncertainties and can be affected by inaccurate assumptions we might make.
Risks, uncertainties and inaccurate assumptions could cause actual results to differ materially from historical results or those currently anticipated.
Consequently, no forward-looking statement can be guaranteed. The potential risks and uncertainties that could affect forward looking statements include, but are not limited to increased competition, extent of the market demand for and supply of goods and services of the types provided by the Company, governmental regulation, performance of information systems, and the ability of the Company to hire, train and retain qualified employees. In addition, other risks, uncertainties, assumptions, and factors that could affect the Company's results and prospects have been and may further be described in the Company's prior and future filings with the Securities and Exchange Commission and other written and oral statements made or released by the Company.

We caution you not to place undue reliance on any forward-looking statements, which speak only as of the date of this document. The information contained in this report is current only as of its date, and we assume no obligation to update any forward-looking statements.

ITEM 1. DESCRIPTION OF BUSINESS.

       Floridian Ventures, Inc. (the "Company") was incorporated in the State of Delaware on June 3, 2002, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. We have been in the development stage since inception. Floridian Ventures, Inc. has not engaged in any commercial operations. Floridian Ventures, Inc. does not have active business operations, and at this time we are considered a "Blank Check"
company.

       We registered our common stock on a Form 10-SB registration statement filed pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and
Rule 12(g) thereof. We intend to file with the Securities and Exchange
Commission periodic and episodic reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-QSB and annual reports on Form 10-KSB.

       We will attempt to locate and negotiate with a business entity for the merger of that target business into the Company. In certain instances, a target business may wish to become a subsidiary of the Company or may wish to contribute assets to the Company rather than merge. No assurances can be given that we will be successful in locating or negotiating with any target business.

       Management believes that there are perceived benefits to being a reporting company with a class of registered securities. These are commonly thought to include (1) the ability to use registered securities to make acquisition of assets or businesses; (2) increased visibility in the financial community; (3) the facilitation of borrowing from financial institutions; (4)
improved trading efficiency; (5) stockholder liquidity; (6) greater ease in subsequently raising capital; (7) compensation of key employees through stock options; (8) enhanced corporate image; and (9) a presence in the United States capital market.

       A business entity, if any, which may be interested in a business combination with us may include (1) a company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses; (2) a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it; (3) a company which wishes to become public with less dilution of its common stock than would occur normally upon an underwriting;
(4) a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public; (5) a foreign company which may wish to gain an initial entry into the United States securities market; (6)
a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan;
or (7) a company seeking one or more of the other perceived benefits of becoming a public company.

       Management is actively engaged in seeking a qualified company as a candidate for a business combination. We are authorized to enter into a definitive agreement with a wide variety of businesses without limitation as to their industry or revenues. It is not possible at this time to predict which company, if any, we will enter into a definitive agreement or what will be the industry, operating history, revenues, future prospects or other characteristics of that company.

       We may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes.  We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

       Our management, which in all likelihood will not be experienced in matters relating to the business of a target business, will rely upon its own efforts in accomplishing our business purposes.

       The analysis of new business opportunities will be undertaken by, or under the supervision of our officer and director, who is not a professional business analyst.  In analyzing prospective business opportunities, management may consider such matters as:

       * the available technical, financial and managerial resources;

       * working capital and other financial requirements; history of operations, if any;

       * prospects for the future;

       * nature of present and expected competition;

       * the quality and experience of management services which may be available and the depth of that management;

       * the potential for further research, development, or exploration;

       * specific risk factors not now foreseeable but which then may be anticipated to impact our proposed activities;

       * the potential for growth or expansion;

       * the potential for profit;

       * the perceived public recognition or acceptance of products, services, or trades; name identification and;

       * other relevant factors.

       Management does not have the capacity to conduct as extensive an investigation of a target business as might be undertaken by a venture capital fund or similar institution. As a result, management may elect to merge with a target business which has one or more undiscovered shortcomings and may, if given the choice to select among target businesses, fail to enter into an agreement with the most investment-worthy target business.

       Following a business combination we may benefit from the services of others in regard to accounting, legal services, underwritings and corporate public relations.  If requested by a target business, management may recommend one or more underwriters, financial advisors, accountants, public relations firms or other consultants to provide such services.

       A potential target business may have an agreement with a consultant or advisor providing that services of the consultant or advisor be continued after any business combination. Additionally, a target business may be presented to us only on the condition that the services of a consultant or advisor be continued after a merger or acquisition.  Such preexisting agreements of target businesses for the continuation of the services of attorneys, accountants, advisors or consultants could be a factor in the selection of a target business.

       In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity.  We may also acquire stock or assets of an existing business. On the consummation of a transaction, it is likely that our present management and stockholder will no longer be in our control. In addition, it is likely that our officer and director will, as part of the terms of the acquisition transaction, resign and be replaced by one or more new officers and directors.

       It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances however, as a negotiated element of its transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after we have entered into an agreement for a business combination or have consummated a business combination and we are no longer considered a blank check company. The issuance of additional securities and their potential sale into any trading market which may develop in our securities may depress the market value of our securities in the future if such a market develops, of which there is no assurance.

       While the terms of a business transaction to which we may be a party cannot be predicted, it is expected that the parties to the business transaction will desire to avoid the creation of a taxable event and thereby structure the acquisition in a tax-free reorganization under Sections 351 or
368 of the Internal Revenue Code of 1986, as amended.

       With respect to any merger or acquisition negotiations with a target business, management expects to focus on the percentage of the Company which target business stockholder would acquire in exchange for their shareholdings in the target business. Depending upon, among other things, the target business's assets and liabilities, our stockholder will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. Any merger or acquisition effected by us can be expected to have a significant dilutive effect on the percentage of shares held by our stockholder at such time.

       No assurances can be given that we will be able to enter into a business combination, as to the terms of a business combination, or as to the nature of the target business.

       As of the date hereof, management has not made any final decision concerning or entered into any written agreements for a business combination.
When any such agreement is reached or other material fact occurs, we will file notice of such agreement or fact with the Securities and Exchange Commission on
Form 8-K. Persons reading this Form 10-KSB are advised to determine if we have subsequently filed a Form 8-K.

       We anticipate that the selection of a business opportunity in which to participate will be complex and without certainty of success. Management believes (but has not conducted any research to confirm) that there are numerous firms seeking the perceived benefits of a publicly registered corporation.  Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, increasing the opportunity to use securities for acquisitions, and providing liquidity for stockholder and other factors. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

ITEM 2. DESCRIPTION OF PROPERTY.

       We have no properties and at this time have no agreements to acquire any properties.  We currently use the offices of management at no cost to us.
Management has agreed to continue this arrangement until we complete an acquisition or merger.

ITEM 3. LEGAL PROCEEDINGS.

       There are no legal proceedings against us and we are unaware of such proceedings contemplated against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

       There is currently no public market for our securities. We do not intend to trade our securities in the secondary market until completion of a business combination or acquisition. It is anticipated that following such occurrence we will cause our common stock to be listed or admitted to quotation on the NASD
OTC Bulletin Board or, if we then meet the financial and other requirements thereof, on the Nasdaq SmallCap Market, National Market System or regional or national exchange.

       The proposed business activities described herein classify us as a
"blank check" company.  The Securities and Exchange Commission and many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities until such time as we have successfully implemented our business plan described herein.

       There is currently two stockholders of our outstanding common stock.

       During the past three years, we have issued securities which were not registered as follows:

       In connection with our organization, on June 3, 2002, Darian S. Tenace was issued 1,240,000 shares of restricted common stock in exchange for his services rendered in the formation and organization of our Company. The shares were issued at $0.0001 per share, which we believe represents the fair value of the services performed by Mr. Tenace. The foregoing purchase and sale to this sophisticated person (officer and director) who had superior access to all corporate and financial information were exempt from registration under the
Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section
4(2) on the basis that the transaction did not involve a public offering.

       On December 20, 2002, the Company sold 7,000,000 shares of restricted common stock, at a price of $0.0001 per share, to Brightpoint Capital Partners,
LLC, a company controlled by our current sole officer and director Michael Tay.
These shares were issued under Section 4(2) of the Securities Act of 1933, as amended, which exempts from registration "transactions by an issuer not involving any public offering," and are subject to the resale provisions of
Rule 144 and may not be sold or transferred without registration except in accordance with Rule 144. Certificates representing the securities bear such a legend.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

       We were formed to engage in a merger with or acquisition of an unidentified foreign or domestic company which desires to become a reporting
("public") company whose securities are qualified for trading in the United
States secondary market. We meet the definition of a "blank check" company contained in Section (7)(b)(3) of the Securities Act of 1933, as amended. We have been in the developmental stage since inception and have no operations to date. Other than issuing shares to our original stockholder, we have not commenced any operational activities.

       We will not acquire or merge with any entity which cannot provide audited financial statements at or within a reasonable period of time after closing of the proposed transaction. We are subject to all the reporting requirements included in the Exchange Act. Included in these requirements is our duty to file audited financial statements as part of our Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as our audited financial statements included in our annual report on Form 10-K (or 10-KSB, as applicable).  If such audited financial statements are not available at closing, or within time parameters necessary to insure our compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the target business, the closing documents may provide that the proposed transaction will be voidable at the discretion of our present management.

       We will not restrict our search for any specific kind of businesses, but may acquire a business which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its business life. It is impossible to predict at this time the status of any business in which we may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which we may offer.

       A business combination with a target business will normally involve the transfer to the target business of the majority of our common stock, and the substitution by the target business of its own management and board of directors.

       We have, and will continue to have, no capital with which to provide the owners of business opportunities with any cash or other assets. However, management believes we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. Our officer and director have not conducted market research and are not aware of statistical data to support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

       Our audit reflects the fact that we have no current source of income.
Further, that without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

       Our stockholder has agreed that they will advance any additional funds which we need for operating capital and for costs in connection with searching for or completing an acquisition or merger. Such advances will be made without expectation of repayment unless the owners of the business which we acquire or merge with agree to repay all or a portion of such advances. There is no minimum or maximum amount such stockholder will advance to us. We will not borrow any funds for the purpose of repaying advances made by such stockholder, and we will not borrow any funds to make any payments to our promoters, management or their affiliates or associates.

       The Board of Directors has passed a resolution which contains a policy that we will not seek an acquisition or merger with any entity in which our officer, director, stockholder or his affiliates or associates serve as officer or director or hold more than a 10% ownership interest.

ITEM 7. FINANCIAL STATEMENTS.

                         INDEPENDENT AUDITOR'S REPORT

To the Board of Directors of:
Floridian Ventures, Inc.
(A Development Stage Company)
2000 Hamilton Street, #520
Philadelphia, PA 19130-3883

I have audited the accompanying balance sheet of Floridian Ventures, Inc. (a development stage company) from June 3, 2002 (inception) through December 31,
2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

I conducted my audit in accordance with generally accepted auditing standards.
Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Floridian Ventures, Inc. (a development stage company) as of December 31, 2002, and the results of its operations and its cash flows for the period from June 3, 2002 (inception)
through December 31, 2002 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that
Floridian Ventures, Inc. will continue as a going concern. As discussed in
Note 1 to the financial statements, Floridian Ventures, Inc. was only recently formed, has incurred losses since its inception and has not yet been successful in establishing profitable operations, raising substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

------------------------------
Stan J.H. Lee, CPA
Fort Lee, New Jersey
                  , 2002
License # CC23007

                            FLORIDIAN VENTURES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEET
                            as at December 31, 2002
                            -----------------------

                                    ASSETS

CURRENT ASSETS                                                      $      --
                                                                    ----------
      TOTAL CURRENT ASSETS                                          $      --
                                                                    ----------
OTHER ASSETS                                                        $      --
                                                                    ----------
      TOTAL OTHER ASSETS                                            $      --
                                                                    ----------
 TOTAL ASSETS                                                       $      --
                                                                    ==========

                     LIABILITIES and STOCKHOLDERS' EQUITY

CURRENT LIABILITIES                                                 $      --
                                                                    ----------
 TOTAL LIABILITIES                                                  $      --
                                                                    ----------

STOCKHOLDERS' EQUITY

   Preferred stock, $0.0001 par value; 20,000,000 shares
   authorized, zero shares issued and outstanding                   $      --

   Common stock, $0.0001 par value; 100,000,000 shares
   authorized; 8,240,000 shares issued and outstanding              $     824

   Additional paid-in capital                                       $      --

   Accumulated deficit during development stage                     $    (824)
                                                                    ----------
       TOTAL STOCKHOLDERS' EQUITY                                   $      --
                                                                    ----------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $      --
                                                                    ==========

     The accompanying notes are an integral part of financial statements.

                            FLORIDIAN VENTURES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENT OF OPERATIONS
                            June 3, 2002 (inception)
                             to December 31, 2002
                             --------------------

INCOME                                                              $       --
Operating Expenses
      Organization expense                                                (124)
      Professional fees                                                   (700)
                                                                    ----------
TOTAL EXPENSES                                                            (824)
PROVISION FOR INCOME TAXES                                                  --
                                                                    ----------
NET LOSS                                                                  (824)
                                                                    ----------
NET LOSS PER SHARE                                                    $ (.0001)
                                                                    ==========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                 8,240,000
                                                                    ==========

     The accompanying notes are an integral part of financial statements.

                            FLORIDIAN VENTURES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                       STATEMENT OF STOCKHOLDERS' EQUITY
                            June 3, 2002 (inception)
                             to December 31, 2002
                             --------------------

                                    Common Stock
                              -------------------------     Additional                       Total
                               Numbers of                    paid-in                      Stockholders'
                                 Shares       Amount         capital        Deficit          Equity
                              ------------  -----------     -----------     ---------     -------------
Issuance of 1,240,000
 shares common stock
 for services at $.0001
 per share, June 3, 2002        1,240,000   $      124      $       --      $     --      $        124

Issuance of 7,000,000
 shares common stock
 for cash at $.0001 per
 share, December 20, 2002       7,000,000          700              --            --               700

Net loss                                                                        (824)             (824)
                              ------------  -----------     -----------     ---------     -------------
Balance, December 31, 2002      8,240,000   $      824      $       --      $   (824)     $          0
                              ============  ===========     ===========     =========     =============

     The accompanying notes are an integral part of financial statements.

                            FLORIDIAN VENTURES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENT OF CASH FLOWS
                            June 3, 2002 (inception)
                             to December 31, 2002
                             --------------------

CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                        $      (824)

   Adjustment to reconcile net loss to net cash provided by
    operational activities issue of common stock for services              124
                                                                   -----------
NET CASH USED IN OPERATING EXPENSES                                       (700)
                                                                   -----------
CASH FLOWS FROM INVESTING ACTIVITIES                                        --
                                                                   -----------
CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from issuance of common stock                                  700
                                                                   -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                  700
                                                                   -----------
NET INCREASE (DECREASE)                                            $        --
                                                                   -----------
CASH, BEGINNING OF PERIOD                                                   --
                                                                   -----------
CASH, END OF PERIOD                                                $        --
                                                                   ===========

     The accompanying notes are an integral part of financial statements.

                            FLORIDIAN VENTURES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                            AS OF DECEMBER 31, 2002

NOTE 1 - GOING CONCERN CONSIDERATION

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplates the continuation of the Company as a going concern. However, the
Company is in the development stage, and has no current sources of revenue.
Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

The management's plans include the acquisition of a suitable business venture to provide the opportunity for the Company to continue as a going concern.
However, there can be no assurance that management will be successful in this endeavor.

NOTE 2 - BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Organization and Business Operations

Floridian Ventures, Inc. (a development stage company) ("the Company") was incorporated in Delaware on June 3, 2002 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At December 31, 2002, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation and preparation of the filing of a registration statement with the U.S. Securities and Exchange
Commission on Form 10-SB.

The year-end of the Company is December 31st for both book and tax purposes.

The Company's ability to commence operations is contingent upon its ability to identify a prospective target business.

B. Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents.

C. Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                            FLORIDIAN VENTURES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                            AS OF DECEMBER 31, 2002

NOTE 2 - BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

D. Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards
Board of Financial Accounting No. 109, "Accounting for Income Taxes" "Statement
109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.
Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ended December 31, 2002.

E. Basic and diluted net loss per share

Net loss per share is calculated in accordance with Statement of Financial
Accounting Standards 128, Earnings Per Share ("SFAS 128"). Basic net loss per share is based upon the weighted average number of common shares outstanding.
Diluted net loss per share is based on the assumption that all dilutive convertible shares, stock options and warrants were converted or exercised.
Dilution is computed by applying the treasury stock method. At December 31,
2002 there were no dilutive convertible shares, stock options or warrants.

NOTE 3 - STOCKHOLDER'S EQUITY

A. Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock at
$.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

B. Common Stock

The Company is authorized to issue 100,000,000 shares of common stock at
$0.0001 par value. On June 3, 2002, the Company issued 1,240,000 shares of its common stock to its founder and then sole officer and director, Darian S.
Tenace, pursuant to Rule 506 for an aggregate consideration of $128 in services.

On December 20, 2002, the Company entered into a Stock Subscription Agreement with Brightpoint Capital Partners, LLC ("Brightpoint"), in which Brightpoint received 7,000,000 shares of common stock of the Company in exchange for cash consideration of $700 in a private placement transaction. Immediately afterwards, Brightpoint transferred these shares to its sole shareholder,
Michael Tay, the Company's current president and sole director. Such transaction resulted in a change in control of the Company.

                            FLORIDIAN VENTURES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                            AS OF DECEMBER 31, 2002

NOTE 3 - STOCKHOLDER'S EQUITY (continued)

C. Warrant and Options

There are no warrants or options outstanding to issue any additional shares of common stock.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company currently uses the offices of its president as its principal place of business at no cost to the Company.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE.

       There were no changes in or disagreements with accountants on accounting and financial disclosure for the period covered by this report.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

       We have one director and officer as follows:

       Mr. Michael Tay, 66 years of age, has served as our director, president, chief executive officer, treasurer, and secretary since December 20, 2002, and will serve on the board until the next annual meeting of our shareholders or until a successor is elected.

       There are no agreements or understandings for the officer or director to resign at the request of another person and the above-named officer and director is not acting on behalf of nor will act at the direction of any other person.

       Set forth below is the name of our director and officer, all positions and offices held, the period during which he has served as such, and the business experience during at least the last five years:

       For the past five years, Mr. Michael Tay has devoted his full time in managing his own investments in securities and real estate, including commercial, and residential real estate investments in undeveloped land as well as income producing properties, mutual funds and other securities investments, both debt and equity, in companies listed on exchanges such as AMEX or traded over-the-counter and listed on NASDAQ and the OTC Bulletin Board.

       Other than those mentioned above, we have no employees and do not anticipate hiring any in the future until we successfully implemented our business plan described herein. None of our directors, executive officers, promoters or control persons has been involved in any legal proceedings material to the evaluation of the ability or integrity of any of the aforementioned persons.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (hereinafter referred to as the
"Commission") initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership, of Common Stock and other equity securities of the Company on Forms 3, 4, and 5, respectively.
Executive officers, directors and greater than 10% shareholders are required by
Commission regulations to furnish the Company with copies of all Section 16(a)
reports they file. To the Company's knowledge, all of the Company's executive officers, directors and greater than 10% beneficial owners of its common Stock, have complied with Section 16(a) filing requirements applicable to them during the Company's most recent fiscal year.

ITEM 10. EXECUTIVE COMPENSATION.

       Our officer and director does not receive any compensation for his services rendered, has not received such compensation in the past, and is not accruing any compensation pursuant to any agreement with us. However, our officer and director anticipates receiving benefits as a beneficial stockholder and, possibly, in other ways.

       No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS.

       The following table sets forth each person known by us to be the beneficial owner of five percent or more of our common stock, all directors individually and all our directors and officers as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

                                                     Amount and
                                                      Nature of
                    Name and Address of              Beneficial      Percent of
Title of Class      Beneficial Owner (1)              Ownership       Class (2)
--------------      ---------------------------      ----------      ----------
Common Stock        Michael Tay                       7,000,000          85%
                    2000 Hamilton St., #520
                    Philadelphia, PA 19130-3883

Common Stock        Darian Tenace                     1,240,000          15%
                    715 Palm Street
                    West Palm Beach, FL 33401

Common Stock        All Officers and Directors
                    as a Group (1 person)             7,000,000          85%

   ---------------------------
   (1) Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act and unless otherwise indicated, represents securities for which the beneficial owner has sole voting and investment power.
   (2) Based upon 8,240,000 shares issued and outstanding.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       On June 3, 2002, the Company issued a total of 1,240,000 shares of its common stock in consideration of Darian S. Tenace contributing toward the organizational expenses of the Company and for services rendered. At that time
Mr. Tenace was the President of the Company.

       On December 20, 2002, the Company entered into a Stock Subscription
Agreement with Brightpoint Capital Partners, LLC ("Brightpoint"), in which
Brightpoint received 7,000,000 shares of common stock of the Company in exchange for cash consideration of $700 in a private placement transaction.
Immediately afterwards, Brightpoint transferred these shares to its sole shareholder, Michael Tay, the Company's current president and sole director.
Such transaction resulted in a change in control of the Company.

       Under Rule 405 promulgated under the Securities Act of 1933, Mr. Tenace may have been deemed to be a promoter of the Company. Other than Mr. Tay, the
Company's current President, sole director and major shareholder, no other persons are known to management that would be deemed to be promoters.

       The Board of Directors has passed a resolution which contains a policy that we will not seek an acquisition or merger with any entity in which our officer, director or holder or their affiliates or associates serve as officer or director or hold more than a 10% ownership interest. Management is not aware of any circumstances under which this policy may be changed.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

       (a) Exhibits:

       1.1*     Stock Subscription Agreement filed as an exhibit to the
                Company's current report on Form 8-K filed on December 27,
                2002, and incorporated herein by reference.

       3.1*     Certificate of Incorporation filed as an exhibit to the
                Company's registration statement on Form 10-SB filed on
                July 23, 2002, and incorporated herein by reference.

       3.2*     By-Laws filed as an exhibit to the Company's
                registration statement on Form 10-SB filed on July 23,
                2002, and incorporated herein by reference.

       3.3*     Specimen of Certificate of Common Stock filed as an
                exhibit to the Company's registration statement on Form 10-
                SB filed on July 23, 2002, and incorporated herein by
                reference.

       99.1**   Certification pursuant to 18 U.S.C. Section 1350, as
                adopted pursuant to Section 906 of the Sarbanes-Oxley Act
                of 2002 (Chief Executive Officer and Chief Financial
                Officer).

       ----------------------------------
       *    Previously filed
       **   Filed herewith

       (b)  Reports on Form 8-K: The Company filed a report on Form 8-K dated
            December 27, 2002 reporting Items 1, 2, 5, 6 and 7.

ITEM 14. CONTROLS AND PROCEDURES.

        As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's
President, Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Company's President, Chief Executive Officer and Chief
Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the
Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

        Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in
Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the
Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the
Company's Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FLORIDIAN VENTURES, INC.

                                        By: /s/ Michael Tay
                                        ---------------------------------
                                        Michael Tay
                                        President and Principal Financial
                                        Officer

                                        Date: February 12, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Michael Tay
---------------------------------
Michael Tay
President, Secretary, Treasurer,
Principal Financial Officer and
Director

Date: February 12, 2003

Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Sections
                 302 and 906 of the Sarbanes-Oxley Act of 2002

       In connection with the Annual Report of Floridian Ventures, Inc.
(Registrant) on Form 10-KSB for the year ended December 31, 2002, as filed with the Securities and Exchange Commission, on the date hereof, I, Michael Tay,
Chief Executive Officer and Chief Financial Officer of the Company, certify to the best of my knowledge, pursuant to 18 USC 1350, as adopted pursuant to
ss.302 and promulgated as 18 USC 1350 pursuant to ss.906 of the Sarbanes-Oxley
Act of 2002, that:

(1) I have reviewed this Annual Report on Form 10-KSB of Floridian Ventures,
Inc., for the year ended December 31, 2002.

(2) Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual report;

(3) Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

(4) The registrant's other certifying officers, if any, and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

       (1) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, if any, is made known to us by others within those entities, particularly during the period in which this Annual
       Report is being prepared;

       (2) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

       (3) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The Registrant's other certifying officers, if any, and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

       (1) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

       (2) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

(6) The Registrant's other certifying officers, if any, and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

  /s/ Michael Tay                              Dated: February 12, 2003
 ---------------------------------             ------------------------
 Michael Tay
 Chief Executive Officer and
 Chief Financial Officer

                                 EXHIBIT 99.1
                         C.E.O. & C.F.O. CERTIFICATION

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION
                     906 OF THE SARBANES-OXLEY ACT OF 2002

       In connection with the Annual Report of Floridian Ventures, Inc. (the
"Company") on Form 10-KSB for the period ending December 31, 2002 as filed with the United States Securities and Exchange Commission on the date hereof (the
"Report"), I, Michael Tay, Chief Executive Officer and Chief Financial Officer
of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

   (i)    the Report fully complies with the requirements of Section 13(a) or
          15(d) of the Securities Exchange Act of 1934, as amended; and

   (ii)   the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

      The foregoing certification is made solely for the purpose of 18 U.S.C.
Section 1350, subject to the knowledge standard contained therein, and not for any other purpose.

                                        Name:  /s/ Michael Tay
                                        ------------------------------
                                        Michael Tay
                                        Chief Executive Officer
                                        and Chief Financial Officer

                                        February 12, 2003