Form 10QSB
period 2003-03-31
FLORIDIAN VENTURES INC
filed 2003-04-03
CIK 1177145

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB
(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934.

                              For the quarterly period ended March 31, 2003

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934.

              For the transition period from _______________ to _______________

                        Commission file number 0-49934

                            Floridian Ventures, Inc.
            (Exact name of registrant as specified in its charter)

                 Delaware                                 04-3701677
       (State or other jurisdiction                    (I.R.S. Employer
             of incorporation)                        Identification No.)

              2000 Hamilton Street, #520, Philadelphia, PA 19130
              (Address of principal executive offices) (Zip Code)

                                (215) 893-3662
             (Registrant's telephone number, including area code)

  (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section
13  or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               [X] Yes   [ ] No

State  the  number  of  shares  outstanding  of each of the issuer's classes of common equity, as of the latest practicable date:

                         Outstanding at March 31, 2003
                  Common Stock, par value $0.0001 - 8,240,000

   Transitional Small Business Disclosure Format (check one): [ ] Yes [X] No

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The Financial Statements of the Registrant required  to  be filed with this 10-
QSB Quarterly Report were prepared by management and commence  on the following page, together with related Notes.  In the opinion of management, the Financial
Statements fairly present the financial condition of the Registrant.

                           Floridian Ventures, Inc.
                        (A Development Stage Company)
                            As of March 31, 2003
                                 (Unaudited)

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

                       Floridian Ventures, Inc.
                    (A Development Stage Company)
                       Statement of Operations
                             (Unaudited)

                                   Three Months            June 3, 2002
                                      Ended                 (Inception)
                                  March 31, 2003         to March 31, 2003
                                  --------------         -----------------

      Income                         $     -                 $      -

      Expenses
       Organization expense                -                     (124)
       Professional fees                   -                     (700)

       Total expenses                      -                      824

      NET LOSS                       $     -                 $   (824)

            See accompanying notes to financial statements

                       Floridian Ventures, Inc.
                    (A Development Stage Company)
                       Statements of Cash Flows
                              Unaudited

                                   Three Months            June 3, 2002
                                      Ended                 (Inception)
                                  March 31, 2003         to March 31, 2003
                                  --------------         -----------------

CASH FLOWS FROM OPERATING
 ACTIVITIES:

Net loss                            $      -                 $   (824)
 Adjustment to reconcile net
 loss to net cash provided by
 operational activities issue
 of common stock for services              -                      124

 Net cash used in operating
  activities                               -                     (700)

CASH FLOWS FROM INVESTING
 ACTIVITIES                                -                        -

CASH FLOWS FROM FINANCING
 ACTIVITIES:

Proceeds from issuance of
 common stock                              -                      700

Net cash provided by
 financing activities                      -                      700

INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                      -                        -

CASH AND CASH EQUIVALENTS
 BEGINNING OF PERIOD                       -                        -

CASH AND CASH EQUIVALENTS
  END OF PERIOD                     $      -                  $     -

            See accompanying notes to financial statements

                            Floridian Ventures, Inc.
                         (A Development Stage Company)
                         Notes To Financial Statements
                For the Period Ended March 31, 2003 (Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Organization and Business Operations

Floridian  Ventures,  Inc. (a  development  stage  company) ("the Company") was incorporated  in  the  State of Delaware on June 3, 2002 to serve as a  vehicle to  effect  a  merger,  exchange  of  capital stock, asset acquisition or other business combination with a domestic or foreign  private business. At March 31,
2003, the Company  had  not yet commenced  any  formal business operations, and all  activity  to  date  relates  to  the Company's formation and proposed fund raising.  The Company's fiscal year end is December 31.

The Company's ability to commence operations is contingent  upon its ability to identify a prospective target business.

B. Basis of Presentation

The  accompanying  unaudited  financial  statements  have  been prepared by the
Company  in  accordance  with generally accepted accounting principles  in  the
United States and pursuant  to  the rules and regulations of the Securities and
Exchange Commission.  Certain information  and  footnote  disclosures  normally included  in  financial  statements,  prepared  in  accordance  with  generally accepted accounting principles, have been condensed or omitted pursuant to such rules  and  regulations.  The  Company  believes  that the disclosures in these financial statements are adequate and not misleading.

In the opinion of management, the unaudited financial  statements  contain  all adjustments  (consisting  only of normal recurring adjustments) necessary for a fair presentation of the Company's  financial  position,  results of operations and cash flows.  Operating  results  for  the quarter ended March  31, 2003 are not necessarily indicative of the results for any future period.

C. Going Concern

The accompanying financial statements have been prepared in conformity with the
U.S.  generally  accepted accounting principles, which contemplate continuation of the Company as  a  going  concern.  However,  the  Company was only recently formed, has incurred losses since its inception and has not yet been successful in  establishing profitable operations. These factors raise  substantial  doubt about the ability of the Company to continue as a going concern.

In this regard, management is proposing to raise any necessary additional funds to meet its ongoing expenses through shareholder loans  or private placement of its  equity  securities.  There  is  no  assurance  that  the Company  will  be successful in raising this additional capital.  The financial statements do not
include  any  adjustments  that  might  result  from  the  outcome   of   these
uncertainties.

D. Cash and Cash Equivalents

For  purposes of the statement of cash flows, the Company considers all  highly liquid  investments purchased with an original maturity of three months or less to be cash equivalents.

E. Income Taxes

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
Under Statement 109, the effect on deferred  tax  assets  and  liabilities of a change  in  tax  rates is recognized in income in the period that includes  the enactment date. There  were  no  current  or  deferred  income  tax  expense or benefits  due to the Company not having any material operations for the  period ending March 31, 2003.

NOTE 2. STOCKHOLDERS' EQUITY

A. Preferred Stock

The Company  is  authorized  to  issue  20,000,000 shares of preferred stock at
$.0001  par  value,  with  such  designations,  voting  and  other  rights  and preferences  as  may be determined from time to time by the Board of Directors.
As of March 31, 2003, no preferred stock has been issued.

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

Results of Operations - Inception (June 3, 2002) through March 31, 2003.

The  Company  is  considered  to  be  in  the  development  stage as defined in
Statement  of  Financial  Accounting  Standards  No.  7.  There  have  been  no operations since inception.

Liquidity and Capital Resources.

The Company has no cash as of March 31, 2003.

STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This  report  contains various forward-looking statements that are based on the
Company's beliefs  as  well  as  assumptions  made by and information currently available  to  the  Company.  When used in this report,  the  words  "believe,"
"expect," "anticipate,"  "estimate"  and  similar  expressions  are intended to identify  forward-looking  statements.  Such statements may include  statements regarding seeking business opportunities,  payment  of  operating expenses, and the like, and are subject to certain risks, uncertainties and assumptions which could cause actual results to differ materially from projections  or  estimates
contained   herein.   Factors  which  could  cause  actual  results  to  differ
materially include,  among  others,  unanticipated  delays  or  difficulties in location  of  a  suitable  business  acquisition  candidate,  unanticipated  or unexpected  costs  and expenses, competition and changes in market  conditions,
lack of adequate management  personnel  and  the  like.   Should one or more of
these  risks  or  uncertainties  materialize, or should underlying  assumptions prove incorrect, actual results may  vary  materially  form  those anticipated, estimated or projected.  The Company cautions again placing undue  reliance  on forward-looking statements all of that speak only as of the date made.

Item 3. Controls and Procedures.

The  Company  maintains a system of controls and procedures designed to provide reasonable assurance  as  to  the  reliability  of the financial statements and other disclosures included in this report, as well  as to safeguard assets from unauthorized use or disposition.  Within 90 days prior  to  the  filing of this report,  the Company's Chief Executive Officer and principal financial  officer have evaluated  the  effectiveness of the design and operation of the Company's disclosure controls and  procedures  with  the  assistance and participation of other members of management.  Based upon that evaluation,  the  Company's Chief
Executive Officer and principal financial officer concluded that  the Company's disclosure  controls and procedures are effective for gathering, analyzing  and disclosing the  information  the Company is required to disclose in the reports it files under the Securities  Exchange  Act  of  1934  within the time periods specified in the SEC's rules and forms.  There have been no significant changes
in   the   Company's  internal  controls  or  in  other  factors  which   could
significantly  affect  internal  controls  subsequent  to  the date the Company carried out its evaluation.

                         PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

There are no legal proceedings against the Company and the Company  is  unaware of such proceedings contemplated against it.

Item 2. Changes in Securities.

Not applicable.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

    Exhibit No.    Description
    -----------    ------------------------------------------------------------
    99.1           CEO/CFO  Certification Pursuant to 18 USC,  Section 1350, as
                   adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
                   2002.

                                  SIGNATURES

In  accordance with the requirements of the Exchange Act, the registrant caused this  report  to  be  signed  on  its behalf by the undersigned, thereunto duly authorized.

Floridian Ventures, Inc.
(Registrant)

By:  /s/ Michael Tay
     -----------------------------------
     Michael Tay
     President, Chief Executive Officer,
     Secretary, Treasurer and Director

Dated: April 4, 2003

                                 CERTIFICATION

I, Michael Tay, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of Floridian Ventures,
Inc.;

2. Based  on  my  knowledge,  this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of  the circumstances under which such statements were made, not misleading with respect  to the period covered by this quarterly report;

3.  Based  on  my  knowledge,  the financial statements,  and  other  financial information included in this quarterly  report,  fairly present in all material respects the financial condition, results of operations  and  cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The  registrant's  other  certifying  officers  and  I are responsible  for establishing and maintaining disclosure controls and procedures  (as defined in
Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed  such  disclosure controls and procedures to ensure that  material
information  relating   to   the   registrant,   including   its   consolidated
subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated  the  effectiveness  of the registrant's disclosure controls  and procedures  as of a date within 90 days  prior  to  the  filing  date  of  this quarterly report (the "Evaluation Date"); and

c) presented  in  this quarterly report our conclusions about the effectiveness of the disclosure controls  and  procedures  based  on our evaluation as of the
Evaluation Date;

5. The registrant's other certifying officers and I have  disclosed,  based  on our  most  recent  evaluation,  to  the  registrant's  auditors  and  the audit committee  of  registrant's  board  of  directors  (or  persons  performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which  could  adversely  affect  the  registrant's  ability to record, process, summarize and report financial data and have identified  for  the  registrant's auditors any material weaknesses in internal controls; and

b)  any  fraud,  whether  or  not  material,  that involves management or other employees  who have a significant role in the registrant's  internal  controls;
and

6. The registrant's  other  certifying  officers  and  I have indicated in this quarterly  report  whether  or not there were significant changes  in  internal controls or in other factors  that could significantly affect internal controls subsequent to the date of our most  recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 4, 2003                     /s/ Michael Tay
                                        ---------------------------------------
                                        Michael Tay
                                        Chief Executive Officer, President and
                                        Principal Financial Officer

Exhibit 99.1

                                 Certification
                                      Of
 Floridian Ventures, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of
 2002 regarding Quarterly Report on Form 10-QSB for the quarter ended March 31,
                                     2003

Pursuant to Section 906 of the Sarbanes-Oxley  Act of 2002 (subsections (a) and
(b) of section 1350, chapter 63 of title 18, United  States  Code), each of the
undersigned   officers of Floridian Ventures, Inc., a Delaware corporation (the
"Company"), does hereby certify that:

1.  The Company's  Quarterly  Report  on  Form  10-QSB  for  the  quarter ended
March 31, 2003 (the "Form 10-QSB") fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.   Information  contained in the Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  April 4, 2003                            /s/ Michael Tay
                                                 ----------------------------
                                                 Michael Tay
                                                 Chief Executive Officer
                                                 Chief Financial Officer