Form 10QSB
period 2003-06-30
10CHARGE INC
filed 2003-08-20
CIK 1177145

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                 FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the quarterly period ended June 30, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from _______________ to _______________

                        Commission file number 0-49934


                                10CHARGE, INC.
            (Exact name of registrant as specified in its charter)

            Delaware                                      04-3701677
  (State or other jurisdiction                         (I.R.S. Employer
        of incorporation)                             Identification No.)

                 Erdoalja utca 12, Pilisjaszfalu, 2080 Hungary
              (Address of principal executive offices) (Zip Code)

                                36-20-943-3331
             (Registrant's telephone number, including area code)



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

                          Outstanding at June 30, 2003
                  Common Stock, par value $0.0001 - 8,240,000

   Transitional Small Business Disclosure Format (check one):[ ]Yes [X] No

                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.


                                 10CHARGE, INC.
                          (A Development Stage Company)

                                 Balance Sheets

                                     ASSETS

                                                       June 30,
                                                         2003         December
                                                      (Unaudited)     31, 2002
                                                     ------------   ------------
 Current assets:
   Cash                                              $         --   $         --
                                                     ------------   ------------
 TOTAL ASSETS                                        $         --   $         --
                                                     ============   ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY


 LIABILITIES                                         $         --   $         --
                                                     ------------   ------------

 STOCKHOLDERS' EQUITY
 Preferred Stock, $.0001 par value,
   20,000,000 shares authorized, none
   issued and outstanding                                      --             --
 Common Stock, $.0001 par value,
   100,000,000 shares authorized,
   8,240,000 shares issued and
   outstanding                                                824            824
 Additional paid-in capital                                    --             --
 Deficit accumulated during development stage                (824)          (824)
                                                     ------------   ------------
 Total Stockholders' Equity                                    --             --
                                                     ------------   ------------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $         --   $         --
                                                     ============   ============

                See accompanying notes to financial statements

                                 10CHARGE, INC.
                         (A Development Stage Company)

                            Statement of Operations
                                  (Unaudited)

                           Three Months         Six Months         June 3, 2002
                              Ended               Ended           (Inception) to
                           June 30, 2003       June 30, 2003       June 30, 2003
                           -------------       -------------       -------------
 Income                    $          --       $          --       $          --

 Expenses
   Organization expense               --                  --                 124
   Professional fees                  --                  --                 700
                           -------------       -------------       -------------
  Total expenses                      --                  --                 824
                           -------------       -------------       -------------
 NET (LOSS)                $          --       $          --       $        (824)
                           =============       =============       =============


                See accompanying notes to financial statements

                                 10CHARGE, INC.
                         (A Development Stage Company)

                           Statements of Cash Flows
                                  (Unaudited)

                                   Three Months         Six Months          June 3, 2002
                                      Ended               Ended            (Inception) to
                                   June 30, 2003       June 30, 2003        June 30, 2003
                                   -------------       -------------        -------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:

Net (loss)                         $          --       $          --        $        (824)
 Adjustment to reconcile net
 loss to net cash provided by
 operational activities:
 Issue of common stock for
 services                                     --                  --                  124
                                   -------------       -------------        -------------
Net cash (used in) operating
 activities                                   --                  --                 (700)
                                   -------------       -------------        -------------

CASH FLOWS FROM INVESTING
 ACTIVITIES                                   --                  --                   --
                                   -------------       -------------        -------------

CASH FLOWS FROM FINANCING
 ACTIVITIES:

Proceeds from issuance of
 common stock                                 --                  --                  700
                                   -------------       -------------        -------------
Net cash provided by
 financing activities                         --                  --                  700
                                   -------------       -------------        -------------

INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                         --                  --                   --

CASH AND CASH EQUIVALENTS
 BEGINNING OF PERIOD                          --                  --                   --
                                   -------------       -------------        -------------
CASH AND CASH EQUIVALENTS
  END OF PERIOD                    $          --       $          --        $          --
                                   =============       =============        =============



                See accompanying notes to financial statements

                                 10CHARGE, INC.
                         (A Development Stage Company)

                         Notes To Financial Statements
                 For the Period Ended June 30, 2003 (Unaudited)


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Organization and Business Operations

10Charge, Inc. (a development stage company) ("the Company") was incorporated in the State of Delaware on June 3, 2002 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At June 30, 2003, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation and proposed fund raising. The Company's fiscal year end is December 31.

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

D. Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ending June 30, 2003.

E. Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, since the Company's inception in June 2002, it has incurred losses and has not yet been successful in establishing any operations. These factors raise substantial doubt about the ability of the

Company to continue as a going concern.

In this regard, management is proposing to raise any necessary additional funds to meet its ongoing expenses through shareholder loans or private placement of its equity securities. There is no assurance that the Company will be successful in raising this additional capital. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 2. STOCKHOLDERS' EQUITY

A. Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock at $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. The Company did not issue any shares of its preferred stock as of June 30,2002.

B. Common Stock

The Company is authorized to issue 100,000,000 shares of common stock at $0.0001 par value. On June 3, 2002, the Company issued 1,240,000 shares of its common stock to its founder and then sole officer and director, Darian S. Tenace, pursuant to Rule 506 for an aggregate consideration of $124 in services.

On December 20, 2002, the Company entered into a Stock Subscription Agreement with Brightpoint Capital Partners, LLC ("Brightpoint"), in which Brightpoint received 7,000,000 shares of common stock of the Company in exchange for cash
consideration   of  $700  in  a  private  placement  transaction. Such
transaction resulted in a change in control of the Company.

On July 21, 2003, the Company's then majority stockholder and sole officer and director sold 8,240,000 shares of the Company's common stock to the Company's current president and sole director, Attila Reisz, in a private transaction. Such transaction resulted in a change in control of the Company.

C. Warrant and Options

There are no warrants or options outstanding to issue any additional shares of common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the Notes thereto appearing elsewhere herein.

Results of Operations - Inception (June 3, 2002) through June 30, 2003.

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7. There have been no operations since inception.

Liquidity and Capital Resources.

The Company has no cash as of June 30, 2003.

Readers are referred to the cautionary statement below, which addresses forward-looking statements.

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

Item 2. Changes in Securities.

There have been no changes or modifications in the Company's securities.

Item 3.  Defaults upon Senior Securities.

There has been no default upon senior securities.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the security holders during the quarterly period covered by this report.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

   99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

(b) Reports on Form 8-K

    None.

                                  SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:


                                          10Charge, Inc.
                                          (Registrant)


Date: August 14, 2003                      /s/ Attila Reisz
                                          ------------------------------------
                                          By: Attila Reisz
                                          Its: President, CEO, Secretary,
                                          Treasurer and Director



                                 CERTIFICATION

I, Attila Reisz, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of 10Charge, Inc.;

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


Date: August 14, 2003                     /s/ Attila Reisz
                                        ---------------------------------------
                                        Attila Reisz
                                        Chief Executive Officer, President and
                                        Principal Financial Officer

Exhibit 99.1

                                 Certification
                                      Of
     10Charge, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of
 2002 regarding Quarterly Report on Form 10-QSB for the quarter ended June 30,
                                     2003

Pursuant to Section 906 of the Sarbanes-Oxley  Act of 2002 (subsections (a) and
(b) of section 1350, chapter 63 of title 18, United States Code), each of the undersigned officers of 10Charge, Inc., a Delaware corporation (the "Company"), does hereby certify that:

1. The Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003 (the "Form 10-QSB") fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2. Information contained in the Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:  August 14, 2003                            /s/ Attila Reisz
                                                 ----------------------------
                                                 Attila Reisz
                                                 Chief Executive Officer
                                                 Chief Financial Officer