Form 10QSB
period 2003-09-30
10CHARGE INC
filed 2003-11-21
CIK 1177145

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 2003

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

                            Floridian Ventures, Inc.
               2000 Hamilton Street, #520, Philadelphia, PA 19130

   (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of November 14, 2003, there were 8,240,000 shares of Common Stock, par value $.0001, issued and outstanding.

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

                                 10CHARGE, INC.
                         (A Developmental Stage Entity)
                                  BALANCE SHEET
                               SEPTEMBER 30, 2003

                                     ASSETS

Current Assets:
   Cash                                                                                        $             -
                                                                                               ---------------

                                                                                               $             -
                                                                                               ===============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses                                                       $             -
                                                                                               ---------------

Stockholders' Equity:
   Preferred stock; $.0001 par value, 20,000,000 shares authorized,
     none outstanding                                                                                        -
   Common stock; $.0001 par value, 200,000,000 shares authorized,
     8,240,000 shares issued outstanding                                                                   824
   Deficit accumulated during the development stage                                                       (824)
                                                                                               ---------------

     Total stockholders' equity                                                                              -
                                                                                               ---------------

                                                                                               $             -
                                                                                               ===============



See Notes to Consolidated Financial Statements.

                                 10CHARGE, INC.
                         (A Developmental Stage Entity)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                            Period From                                      Period From
                                                           June 3, 2002                                     June 3, 2002
                                        Nine Months         (Inception)          Three Months Ended          (Inception)
                                           Ended              Through              September 30,               Through
                                       September 30,       September 30,     ------------------------       September 30,
                                           2003                2002              2003         2002              2003
                                      ---------------     ---------------    -----------  -----------     ---------------
Revenue                               $             -     $             -    $         -  $         -     $             -

Operating expenses:
   General and administrative                       -                 824              -            -                 824
                                      ---------------     ---------------    -----------  -----------     ---------------

Net loss                              $             -     $          (824)   $        -   $               $          (824)
                                      ===============     ===============    ===========  ===========     ===============



Basic net loss per common share       $             -     $             *    $         -  $               $            *
                                      ===============     ===============    ===========  ===========     ===============

Basic weighted average common
   shares outstanding                       8,240,000           1,240,000      8,240,000    1,240,000           5,347,438
                                      ===============     ===============    ===========  ===========     ===============



* Amount is less than $.01.


See Notes to Consolidated Financial Statements.

                                 10CHARGE, INC.
                         (A Developmental Stage Entity)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                         Period From          Period From
                                                                         June 3, 2002        June 3, 2002
                                                        Nine Months       (Inception)         (Inception)
                                                           Ended            Through             Through
                                                       September 30,      September 30,       September 30,
                                                           2003                2002                 2003
                                                     ----------------    ---------------     -----------------
Cash flows from operating activities:
   Net loss                                          $              -    $         (824)     $           (824)
     Adjustments to reconcile net loss to net
     cash used in operating activities:
       Common stock issued for services                             -               124                   124
                                                     ----------------    ---------------     -----------------

   Net cash used in operating activities                            -             (700)                  (700)
                                                     ----------------    ---------------     -----------------


Cash flows from financing activities:
   Proceeds from issuance of common stock                           -                700                   700
                                                     ----------------    ---------------     -----------------

Increase (decrease) in cash                                         -                  -                     -

Cash, beginning of period                                           -                  -                     -
                                                     ----------------    ---------------     -----------------

Cash, end of period                                  $              -    $             -     $               -
                                                     ================    ===============     =================


See Notes Consolidated Financial Statements.

                                 10CHARGE, INC.
                         (A Developmental Stage Entity)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (Unaudited)


NOTE 1 - NATURE OF BUSINESS AND ACQUISITION

     10Charge, Inc. ("the Company") is a development stage entity. The Company was incorporated in the State of Delaware on June 3, 2002. The Company was originally named Floridian Ventures, Inc. and on August 8, 2003 changed its name to 10 Charge, Inc. The Company was organized to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At
     September 30, 2003, the Company's only operations were related to organization and proposed fund raising.

     On August 8, 2003 the Board of Directors increased the Company's authorized common stock from 100,000,000 to 200,000,000.

NOTE 2 - BASIS OF PRESENTATION

     The accompanying unaudited financial statements and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information read the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002. The results of operations for the nine-months ended September 30, 2003 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2003.

NOTE 3 - LIQUIDITY

     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, since the Company's inception in June 2002, it has incurred losses and has not yet been successful in establishing any operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds to meet its ongoing expenses through shareholder loans or private placement of its equity securities. There is no assurance that the Company will be successful in raising this additional capital. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                                 10CHARGE, INC.
                         (A Developmental Stage Entity)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (Unaudited)


NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Use of estimates

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Recent accounting pronouncements

     In January 2003, the Financial Accounting Standards Board issued Financial Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim periods beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not have variable interest entities and does not expect the adoption of FIN 46 to have a material effect on its financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         Plan of Operation. The Company has not realized any revenues from operations in the past two fiscal years, and its plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

         Results of Operations. The Company has not conducted any active operations since its inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company during such period. It is unlikely the Company will have any revenues unless it is able to effect an acquisition of, or merger with an operating company, of which there can be no assurance


ITEM 3.  CONTROLS AND PROCEDURES.

As of September 30, 2003, an evaluation was performed by our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, such officer concluded that our disclosure controls and procedures were effective as of September 30, 2003. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2003.


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

Item 4. Submission of Matters to a Vote of Security Holders.

On August 8, 2003, an amendment to the Company's certificate of incorporation was filed, pursuant to the written consent by the Company's sole stockholder. The information contained in the Company's Current Report on Form 8-K filed August 8, 2003 is incorporated herein by reference. No other matters were submitted to a vote of the security holders during the quarterly period covered by this report.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

   99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

(b) Reports on Form 8-K

The Company filed two reports on Form 8-K during the quarterly period ended September 30, 2003. The first report was filed on July 29, 2003. The items reported on this form were Item 1, "Change in Control of Registrant" and Item 5, "Other Information." The second report was filed on August 8, 2003. The item reported on that form was Item 5, "Other Information."

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:


Dated: November 20, 2003                           10Charge, Inc.


                                                   By: /s/ Attila Reisz
                                                   Name: Attila Reisz
                                                   Title: President, CEO,
                                                   Secretary,
                                                   Treasurer and Director