Form 10KSB
period 2003-12-31
10CHARGE INC
filed 2004-07-15
CIK 1177145

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                   |X| ANNUAL REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

                 |_| TRANSITION REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

                         Commission File Number 0-49934

                                 10CHARGE, INC.

                 (Name of small business issuer in its charter)

          Delaware                                               043701677
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                               2080 Pilisjaszfalu
                           Erdo alja utca 12, Hungary
                                011-36-1-392-2772
                          (Address and telephone number
                         of principal executive offices)

         Securities registered under Section 12(b) of the Exchange Act:

                                      None.

         Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock, $0.0001 par value per share
                    -----------------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

State issuer's revenues for its most recent fiscal year. $0.00 for the year ended December 31, 2003.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act): $0.00

As of June 30, 2004, there were 100,000,000 shares of our common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      NONE

Transitional Small Business Disclosure Format (check one): Yes |_| No |x|

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-KSB are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of 10Charge, Inc. (the "Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

      10Charge, Inc. was incorporated in the State of Delaware in 2002 under the name Floridian Ventures, Inc. Floridian Ventures was formed for the purpose of locating and consummating a merger or acquisition with a private entity. In August 2003, we changed our name to 10Charge, Inc. Effective as of December 11, 2003, 10Charge, Inc. and 10Charge Kft., a Hungarian company, and all of the equity holders of 10Charge Kft. entered into a Reorganization and Stock Purchase Agreement (the "Agreement") pursuant to which the equity holders of 10Charge Kft. exchanged all issued and outstanding equity interests of 10Charge Kft. for an aggregate of 88,760,000 shares of our common stock. On December 24, 2003, the transactions contemplated by the Agreement were consummated, and the equity interests of 10Charge Kft. were exchanged for shares of our common stock representing approximately 88% of our outstanding shares on a fully diluted basis. Now, we operate 10Charge Kft. as a wholly-owned subsidiary. Unless the context indicates otherwise, references hereinafter to 10Charge, Inc. shall be deemed to include the combined operations of us and our wholly-owned subsidiary, 10Charge Kft.

      10Charge, Inc. provides manufacturing, licensing, engineering, and consultation services for the patent-pending 10Charge rapid battery charging technology. We believe our technology may be applied to a wide spectrum of battery-operated applications. We seek to meet the needs of various markets that are available to apply the 10Charge technology such as the mobile telecommunications, portable computers, consumer electronics, power hand tools, rapid recovery uninterruptible power supply installations, electronic vehicles, and industrial application markets. Specifically, we believe the demand for battery chargers in the portable electronic appliance and the electric vehicle markets represent opportunities that management believes could be the source of rapid expansion.

      The initial development of our technology emerged from a privately funded aerospace research initiative organized and managed by two of our principal shareholders, Viktor Rozsnyay and Jozsef Marinka-Toth. The development of our battery charging technology was a spin-off product of their research. Upon completing the aerospace project, Mr. Rozsnyay and Mr. Toth, two of our founders, decided to dedicate their efforts to developing our battery charging technology. Mr. Rozsnyay and Mr. Toth then formed 10Charge Kft. and assigned all of their rights to our technology to 10Charge Kft.

      To date, our operations have consisted of the research and development of our technology, entering into agreements with third-party electronic companies for the testing of battery chargers incorporating our technology, submitting patent applications for our technology and seeking financing for the continued development of our technology and expansion of our business.

      We are also working on developing strategic relationships within our industry, which we believe will help increase our market recognition. We believe that we differentiate ourselves from companies that are already in the battery charging market in many ways. Our patent pending technology is designed to produce a fast charge time for all battery types, as compared to competing technologies and products, some of which focus on only specific battery types. We believe our technology is scalable, allowing larger batteries to be charged in the same amount of time as smaller. Furthermore, our technology is intended to recondition the battery while it is being charged with a goal of increasing the battery's life.

Industry and Market Background

      Batteries are widely used to save and transport electrical energy. Power storage and power portability make batteries essential in today's industrial and consumer-oriented society. Even though simple batteries have existed for almost 200 years, the battery industry's roots only go back to the early 1900s. The commercialization of automobiles and radios created a demand for automotive batteries and portable appliance batteries. These markets, characterized by primary (disposable) and secondary (rechargeable) batteries, remain the two areas where most batteries are consumed. Automotive batteries have become a distinct secondary battery market only.

      There are 5 main battery types in the secondary (rechargeable) market place that will be capable of being charged with our technology:

1. Nickel Cadmium (NiCd). This is one of the most common portable battery chemistry used today. The technology provides good load characteristics, is economically priced and simple to use. NiCd batteries can be found in power tools, mobile phones, two way radios, video cameras and medical instruments, among others. They are most suitable for driving appliances with motors where heavy amperage loads are needed. With proper use and care NiCd batteries provide up to 1500 charge/discharge cycles. The primary disadvantage of this battery type is that it builds up a "memory" problem (a crystalline formation) if not regularly discharged when in use. This feature is apparent if the NiCd battery is continually "topped up", recharged when not completely empty. Reduction of the "memory" is achieved by the discharging of the battery. We believe another disadvantage to this type of battery is that the Cadmium content of these batteries is toxic and is hazardous to the environment. Various Governments are moving towards responsible disposal programs to reduce this hazard.

2. Nickel Metal Hydride (NiMH). These batteries are becoming more widely used as the chemistry technology is improving and the costs of production come down. NiMH batteries are widely used in mobile phones, laptop computers, video cameras and two way radios where large amperage loads are not required. The NiMH battery is appealing as it has about 30% more capacity, size-wise, than NiCd. Less appealing is that NiMH batteries only provide around 500 charge/discharge cycles. As opposed to NiCd, NiMH does not have "memory" problems. This battery can be regularly "topped up" and need only be fully discharged every month or so. NiMH chemistry is generally not regarded as being hazardous to the environment.

3. Lithium Ion (Li). Relatively new on the market and growing in use for low amperage appliances like mobile phones, laptop computers and video cameras where size is important (each cell has a large capacity compared to its size and is three times the voltage of NiCd and NiMH batteries). These batteries are more expensive than other types as each one contains a control circuit to limit the voltage peak during charging. It cannot be charged on a NiCd or NiMH charger. It has a low charge/discharge life of 300 to 500 cycles. The Li-ion battery has no "memory" effect and can be charged at any time. The high cost of production has been dropping with volume manufacturing and with the substitution of the current cobalt element of the chemistry. We believe a major disadvantage of Li ion technology is that each battery should be treated with care as it is very volatile, highly inflammable and difficult to extinguish when alight - like magnesium. It is not regarded as hazardous to the environment.

4. Li Polymer. Mass production has commenced in Japan of this latest technology ultra-slim battery cell in a prismatic shape (non-cylindrical). This new battery has a similar life to Li-ion cells at around 500 cycles. Its slimness and lightweight makes it ideal for applications such as mobile phones and computer laptop batteries where space and weight is of paramount importance in design. The cells are constructed from a flexible, multi-layered 100 micron thick films that do not require a hard leak-proof case. The laminate has five layers; a current collecting metal foil, cathode, electrolyte, lithium foil anode and an insulator. These batteries are fast becoming the standard for portable applications.

5. Sealed Lead Acid (SLA). This battery is also known as the gelcell battery. It is "sealed" and contains lead plates and acid "gel" just like a car battery. It is heavy and is commonly used where bulk power is required and weight or size are not critical and costs must be low. Application areas include uninterrupted power supply units, emergency lighting, alarm backup systems, wheel chairs and portable hospital equipment. It has no "memory" problems, but it must be regularly charged (topped up) to maintain good charge acceptance. It has a charge/discharge life of 200 to 300 cycles. One major disadvantage is that the lead content make these types of batteries hazardous to the environment.

      Today most of the battery industry is considered mature, with demand closely related to the sales of various consumer products and automobiles. Unlike mature industries, battery demand is also related to service life and replacement sales. Even rechargeable secondary batteries must eventually be discarded and replaced. In many applications, replacement sales are the driving force in market growth. We believe there are still areas where the battery industry could experience explosive growth usually associated with juvenile industries. For example, portable computers, computer memory preservation, mobile telephones and portable video cameras did not exist as well-developed markets a few years ago. Now, these battery-using products are commonplace.

Electric vehicles, utility load leveling, and remote power storage stations represent an underdeveloped role for batteries and potential new markets. We believe advances in battery technology promise to increase battery power density, service and cycle life.

      While the technology and variety of batteries has increased over the years, the same cannot be said of battery chargers. To a large extent, the same continuous direct current (DC) charge method is used. For SLA batteries charge times still remain in the 6-8 hour range, which we believe is not practical for applications such as electric cars, where a "fill up" at a gas station would facilitate the spread of technology. For other applications like NiCd and NiMH there are a number of fast chargers on the market, although we believe these aggressive charging technologies currently reduce battery life significantly. Li-Ion and Li Polymer battery chargers are also relatively "slow" with an average of 2 hours needed for a full charge. We believe that battery charging technology needs the same kind of breakthrough advancements as experienced by the battery industry. We believe technology advances such as the technology we are developing will lead to reduced charge times and make battery usage even more commonplace and user friendly.

      According to a 2000 study from Business Communications Co., Inc., the U.S. wholesale level market for battery control technology was estimated at nearly $1.9 billion in 2000. According to this report, the market is expected to grow at an average annual growth rate ("AAGR") of 14.7%, thereby totaling $3.7 billion by 2005.

      According to this same report, battery chargers and power converters represent the largest of the three battery control technology market sectors, with 2000 sales totaling $1.1 billion. However, with an AAGR of 5.2% during the 5-year forecast period, this sub-market is expected to lose its dominance to the market for smart batteries. According to this same report, the market for smart, or rechargeable, batteries was the fastest growing market within the battery technology sector with an AAGR of 25.9% during 2000, and is expected to increase from $668 million in 2000 to $2.1 billion in 2005.

      As of 2000, there were over 65 million battery chargers in place in US households. An additional 24 million commercial, industrial, and government sites own automotive battery chargers. The current normal service life for automotive battery chargers is 4-6 years, thus, in the absence of new product development, 15-20 million new battery chargers would have to be sold each year to replace retired units.

      In the US, in 2000, the largest single battery charger market was for portable product applications. This $471 million market is expected to grow at a rate of 2.4% per year over the next two years to $530 million in 2005. The stationary battery control technology market, which includes uninterruptible power systems, emergency lighting, and remote and alternative power sources, currently represents a $201 million battery charger market and a $16 million power conditioner market.

CERTAIN MARKETS FOR BATTERY CHARGERS

ELECTRIC VEHICLES

      A continuing global concern into the twenty-first century is the reduction of airborne pollutants, especially in large urban centers. Industrial emissions and motor vehicle exhausts have been identified as major contributors. We believe there is consensus among power companies and research institutes that air pollution is easier to control from large central sources such as electric power plants than from millions of individual vehicles. Therefore, we believe there will be an increase in the demand in the use of electric power for vehicles. We believe our battery charging technology will be best suited for conductive type chargers, which is sponsored by Daimler Chrysler, Honda and Ford, among other automotive manufacturers.

PORTABLE PRODUCT APPLICATIONS

      These applications consist of all portable devices that are battery operated, including cell phones, laptop computers, PDAs, digital assistants, consumer electronics such as portable CD players, walkmans, video cameras, etc., and power tools. Overall this market represents over ten billion dollars in annual revenue, and is projected to increase at an annual rate of over 10%. We believe all battery operated portable devices can benefit from our technology.

INDUSTRIAL APPLICATIONS

      We believe market opportunities for industrial applications of products incorporating our technology include non-road electric vehicles such as industrial forklifts, airport ground support equipment, sweepers and scrubbers, and specialty vehicles such as golf carts, burden and personnel carriers.

Services

      We intend to provide consulting, engineering and technology support services in connection with the licensing of our technology to third parties. By providing various services in conjunction with the 10Charge technology, we believe we can tailor the technology to meet various needs of 10Charge users. For example, providing consultation services for implementing the 10Charge technology will allow us to help identify applications that are suitable for the technology; providing engineering services will enable those interested in licensing the 10Charge technology to independently design their own chargers; and for original equipment manufacturer licensees who do not want to be involved in the design of battery chargers built with our technology, but only the manufacturing of such chargers, we intend to provide services that can implement all engineering duties and supply the OEM with complete manufacturing documentation.

Products

      Currently, we have manufactured ten prototypes of battery chargers that incorporate our technology. These chargers were developed pursuant to purchase orders from third parties and are currently being tested by these prospective licensees. If the testing of these prototypes is successful, we hope to enter into license agreements with these and other third party licensees. We believe the majority of our revenue will be derived from licensing agreements with third party licensees. In the future we also plan to manufacture limited production run chargers for specialty applications such as electric cars, military and aerospace applications.

Distribution Methods

      Currently, the battery chargers we manufacture are distributed directly to companies that order them for testing. We do not currently employ any distributors or outside parties for this purpose, except for consultants seeking to introduce potential customers for this purpose. The licensees of our technology will employ their own distribution channels for products that incorporate our technology, to which we will not be privy. Since we intend to only be involved in limited production run manufacturing we intend to maintain direct distribution in the future as well.

      We employ standard procurement practices to secure the best possible cost and quality for the raw materials used by us. Procurement uses generally available distributors and manufacturers to secure the raw materials necessary to manufacture, design and test our products incorporating our technology.

Customer Base

      Our prospective customer base includes companies in a variety of industries. Represented sectors will include government and defense, automotive, information security, telecommunications, high-end computing, medical, satellite and optical systems. We believe the sales cycle for our technology will average between three and nine months because, at least initially, we need to demonstrate to each prospective client that our technology is viable through battery testing.

      We are acutely aware that dependence upon any particular product or market entails a great deal of risk. If a product fails, or an industry stalls, our business, results of operations and revenue would be adversely impacted. For this reason, we plan to target a diverse customer base. We have decided to maintain this diversity in spite of potential economies of scale, which we could benefit from by focusing on a particular product or industry.

Sales and Marketing

      We intend to participate in trade shows to generate qualified leads for future business opportunities. Further research will generate potential clients consistent with our strategic objectives. In addition, we will work to develop strategic relationships with vendors and other sources of referrals. Our existing customers are also expected to be strong sources of referrals for our business. We intend to engage in targeted communications to continue to build a strong reputation in our industry. Additional marketing activities to date include development of sales materials and our website and direct sales efforts. We also generate qualified leads through a number of sources, including several individuals and entities that have entered into agency agreements with us.

Employees

      We currently have two full-time employees, both located in Budapest, Hungary. We plan to hire additional employees in the future, including a chief financial officer, engineers and administrative and marketing personnel.

Competition

      Virtually all battery manufacturers sell some form of battery charging product, but very few sell fast or ultra fast battery chargers. Today, battery manufacturers tend to buy fast or ultra fast charging technologies from small technology firms, like us. There are several companies that have either developed or are attempting to develop fast or ultra fast battery charging technologies that would compete with our technology. Many of these companies have several advantages as compared to us, including access to financing, market tested and accepted products, location within the United States and many have strategic alliances with and the support of major multinational corporations.

      We believe, however, that battery chargers that incorporate our technology will have several advantages over competing products, including:

                  1. Patent pending technology which we believe will produce a more optimized, and faster achievable charge time for all battery types;

                  2. Ability to charge several different types of batteries, including, Sealed Lead Acid, Nickel Metal Hydride and Nickel Cadmium batteries in times that we believe will be under 10 minutes and Li Ion batteries in between 10 and 30 minutes;

                  3. Scalable Technology. Larger batteries will be recharged in the same amount of time;

                  4. Eliminates memory effect in NiCd and NiMH batteries and sulfation (which can lead to shorter life cycles) in Sealed Lead Acid batteries.

                  5. Technology reconditions the battery while it is being charged, lengthening battery life;

                  6. Foreign operations. By operating out of Hungary, we believe our overhead costs will be lower; and

                  7. Constant marketing campaigns directed at both current customers and prospective new customers consisting of a informative newsletter.

Research and Development

      In the future we will continue to focus our research efforts on developing and improving our technology, developing complementary products, enhancements to our technology that are tailored to meet the needs of specific markets.

      Presently Jozsef Marinka-Toth, our chief technology officer, is supervising our research. He will continue in this capacity until we hire a suitable chief engineer. We are also in the process of implementing a special research initiative, the product of which we believe will be a patented and independently marketable product.

PROPRIETARY RIGHTS

      We rely on a combination of patent, trademark and trade secret laws and confidentiality procedures to protect our proprietary rights. We have filed patent applications with respect to our battery charging technology in twenty-one different countries, including Hungary, Austria, Germany, France, Spain, Greece, Luxembourg, Italy, Switzerland, Belgium, Denmark, Finland, Ireland, Netherlands, Portugal, Sweden, United Kingdom, United States, China, Japan and India. We can provide no assurances that we will obtain such patents. As part of our confidentiality procedures, we enter into non-disclosure agreements and assignment of invention agreements with our employees and consultants, as well as non-disclosure agreements with our corporate partners, and we limit access to our technology and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise to obtain and use our products or technology without authorization, or to develop similar technology independently. In addition, effective protection of intellectual property rights may be unavailable or limited in certain countries.

      We may, from time to time, receive communications in the future from third parties asserting that our products infringe, or may infringe, on their proprietary rights. There can be no assurance that licenses to disputed third-party technology would be available on reasonable commercial terms, if at all. In addition, we may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Litigation to determine the validity of any claims could result in significant expense to us and divert the efforts of our technical and management personnel from productive tasks, whether or not such litigation is determined in favor of us. In the event of an adverse ruling in any such litigation, we may be required to pay substantial damages, discontinue the use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to infringing technology. In the event of a successful claim against us and our failure to develop or license a substitute technology, our business, financial condition and results of operations would suffer.

ITEM 2. DESCRIPTION OF PROPERTY

      Our corporate headquarters and our manufacturing facilities are located in Budapest, Hungary. Our current lease agreement is for an indefinite term. We have the right to terminate our current lease on three months prior written notice. Our monthly lease payments are approximately US$2,000.

      We currently do not have, nor do we anticipate making, any investments in real estate or related securities within the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

      10Charge is not a party to, or is aware of, any threatened litigation of any nature against itself.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      There is no trading market for the shares of the Company nor is there any assurance that a regular trading market will develop for the shares, or that, if developed, any such market will be sustained.

      Our Board of Directors has not declared or paid any cash dividends since our inception. As the Board of Directors' current policy is to retain any and all earnings to fund our ongoing operations and growth, it does not anticipate declaring or paying any cash dividends for the foreseeable future.

      We have no employee equity compensation plan.

      We have no dividend reinvestment plan.

Recent Sale of Unregistered Securities

      On June 3, 2002, we issued a total of 1,240,000 shares of our Common Stock to Darian S. Tenace in consideration of contributing toward our organizational expenses and for services rendered. Such shares were issued without registration pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933.

      On December 20, 2002, we issued 7,000,000 shares of our Common Stock to Brightpoint Capital Partners, LLC in exchange for cash consideration of $700 in a private placement transaction. Such shares were issued without registration pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933.

      On April 11, 2001, 10Charge Kft., our Hungarian subsidiary, issued equity interests to Attila Reisz, Jozsef Marinka-Toth and Victor Rozsnyay, all of whom are non-US citizens. These securities were issued pursuant to, and in compliance with applicable Hungarian law.

      On July 7, 2003, 10Charge Kft., our Hungarian subsidiary, issued equity interests to Laszlo Gero, Agnes Verebelyi, Erno Duda, Henri Edouard Russenberger, Zoltan Fauszt, Eva Majus and Laszlo Kollar, each of whom is a non-US citizen. These securities were issued pursuant to, and in compliance with applicable Hungarian law.

      On December 24, 2003, we issued shares of our Common Stock to Attila Reisz, Jozsef Marinka-Toth, Victor Rozsnyay, Laszlo Gero, Agnes Verebelyi, Erno Duda, Henri Edouard Russenberger, Zoltan Fauszt, Eva Majus and Laszlo Kollar pursuant to that certain Reorganization and Stock Purchase Agreement (the "Agreement") dated December 11, 2003, between us and 10Charge Kft., a Hungarian company, and the equity holders of 10Charge Kft. Pursuant to this agreement all outstanding equity interest of 10Charge Kft. were exchanged for an aggregate of 88,760,000 shares of our Common Stock. As a result of this transaction, 10Charge Kft. became our wholly owned subsidiary. Such shares were issued without registration pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933.

      Effective as of December 24, 2003, we issued 3,000,000 shares of our Common Stock to our attorney in consideration of services rendered. Such shares were issued without registration pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933.

ITEM 6. PLAN OF OPERATION

      This annual report on Form 10-KSB contains forward-looking statements. Forward-looking statements are statements not based on historical information and that relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by us or on our behalf. We disclaim any obligation to update forward-looking statements.

      10Charge, Inc., a Delaware Corporation ("10Charge", "we", "us" or "our") began its existence as 10Charge Kft. ("10Charge Hungary"), a company organized under the laws of Hungary on April 12, 2001 for the purpose of licensing and manufacturing a patent pending battery charging technology. On December 11, 2003, 10Charge and 10Charge Hungary entered into a Reorganization and Stock Purchase Agreement (the "Agreement") whereby the equity holders of 10Charge

Hungary exchanged all issued and outstanding equity interests of 10Charge Hungary for an aggregate of 88,760,000 shares of the Common Stock, par value $.0001 per share ("Common Stock"), of 10Charge. On December 24, 2003, the transactions contemplated by the Agreement were consummated, and the equity interests of 10Charge Hungary were exchanged for Common Stock representing approximately eighty-eight percent (88%) of our outstanding shares of Common Stock on a fully diluted basis.

OVERVIEW

      We currently are engaged in research and development of and will provide manufacturing, licensing, engineering, and consultation services for our patent-pending 10Charge rapid battery charging technology. We believe our technology may be applied to a wide spectrum of battery-operated applications. We seek to meet the needs of various markets that are available to apply the 10Charge technology such as the mobile telecommunications, portable computers, consumer electronics, power hand tools, rapid recovery uninterruptible power supply installations, electronic vehicles, and industrial application markets. Specifically, we believe the demand for battery chargers in the portable electronic appliance and the electric vehicle markets represent opportunities that management believes could be the source of rapid expansion.

      We are in the process of becoming fully operational. We expect to establish a United States headquarters for the company. Our acquisition of 10Charge Kft and its intellectual property has led to the establishment of our new European research and development division offices in Budapest, Hungary. We are working through the challenges of integrating the two companies, as well as the challenges of different corporate cultures, legal, accounting, and reporting regulations. We will also face risks arising from foreign currency fluctuations.

      We believe the increased consolidation within the battery manufacturing and battery-charging industries will provide exciting potential opportunities for our Company. For example, we believe that as the number of portable battery powered products increase new methods must be devised to recharge their batteries in record time. We believe that our technology represents the fastest available charge time for any battery chemistry. We also believe that as more stringent environmental laws are adopted there will be an ever-increasing use for electric vehicles. Our technology provides the ultimate solution for the recharging of electric car batteries, facilitating wide spread use.

      Our cumulative net losses through December 31, 2003 were $120,442, which have strained our liquidity. Although we are attempting to reduce our costs and increase sales, we will be seeking sources of long-term financing. We cannot offer any assurances that we will be able to attract additional capital or that additional financing, if obtained, will be sufficient to meet our current obligations. If we cannot meet our current obligations, our ability to continue as a going concern will be jeopardized.

RECENT ACCOUNTING PRONOUNCEMENTS

      Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

SALES TO MAJOR CUSTOMERS AND EXPORT SALES

      We anticipate selling our products primarily through licensing arrangements. We plan to license our products both domestically and foreign to penetrate a number of different market segments.

LIQUIDITY AND CAPITAL RESOURCES

      For the year ending December 31, 2004, our principal working capital requirements, assuming no demand on debt, will be the payment of normal recurring operating costs, additional patenting, continued research and development costs and the initiation of sales and marketing activities.

      As of March 31, 2004, we have not yet raised any additional capital to cover these expenses and had negative net working capital of approximately $36,000, a current ratio of .77%. As of December 31, 2003, we had net working capital of approximately $9,000 and a current ratio of 1.08%.

      Our ability to meet our operating expenses and further research and development depends on our future operating performance and the obtaining of debt or equity financing. In addition, our future operating performance will depend on economic, competitive, regulatory and other factors affecting our business that are largely beyond our control. If we are unable to expand our business operations as planned, we may have to reduce or curtail our development.

      In addition, our future operating performance will depend on economic, competitive, regulatory and other factors affecting our business that are beyond our control.

RISK FACTORS

OUR INDEPENDENT AUDITORS HAVE INCLUDED A "GOING CONCERN" QUALIFICATION IN THEIR REPORT ON OUR FINANCIAL STATEMENTS.

      Our independent auditors have included in their report on our consolidated financial statements a paragraph that states that there is "substantial doubt about the company's ability as a going concern" due to our incurring losses and limited stockholders' equity. Our ability to continue as a going concern depends upon our ability to raise equity or debt capital and develop profitable operations. Our financial condition and the "going concern" emphasis paragraph may also make it more difficult for us to obtain debt or equity financing or develop customer relationships.

OUR BUSINESS IS DIFFICULT TO EVALUATE DUE TO OUR LIMITED OPERATING HISTORY.

      10Charge commenced operations in April, 2001. Because of our limited operating history and the emerging nature of the markets and services, historical financial information is not a reliable indicator of future performance. Therefore, it is difficult to evaluate future business and prospects. Because of our short existence, our very limited operating history, the lack of current significant revenues from operations, we cannot assure you that we will obtain revenues or profitability. Our business is subject to all of the risks inherent in the establishment of a new business enterprise. The likelihood of our success must be considered in light of the problems, expenses, complications and delays frequently encountered in connection with the development of new products or services, the competitive and regulatory environment in which we will be operating, and the possibility that our activities may not succeed in obtaining a sufficient share of our intended market to develop a profitable operation. Additionally, as a result of the start-up nature of our business and the fact that we have virtually no share of our intended market, we may sustain operating losses for a number of years.

FOREIGN CURRENCY FLUCTUATIONS COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

      Our operations are conducted in Hungarian Forints, which exposes us to market risks related to foreign currency exchange rate fluctuations that could adversely affect our operating results. Furthermore, for accounting purposes we will recognize foreign currency translation adjustments from the translations of our Hungarian subsidiaries financial statements from Hungarian Forints into U.S. dollars at weighted average currency exchange rates in the period for revenues and expenses and at year-end foreign currency exchange rates for assets and liabilities, which are subject to currency rate fluctuations between the U.S. dollar and Forint. As foreign exchange rates vary, our results from operations and profitability may be adversely affected.

      We cannot guarantee that any or all of the above risks, expenses, difficulties and uncertainties will not occur.

WE DEPEND ON A FEW KEY MANAGEMENT PERSONS.

      We are substantially dependent on the personal efforts and abilities of Attila Reisz, our President and CEO, Jozsef Marinka-Toth, our Chief Technology Officer, and Victor Rozsnyay, our Investor Relations and Business Development Manager. The loss of any of these officers or our other key management persons could harm our business and prospects for growth.

THE LIQUIDITY OF OUR COMMON STOCK COULD BE RESTRICTED BECAUSE OUR COMMON STOCK FALLS WITHIN THE DEFINITION OF A PENNY STOCK.

      Under the rules and regulations of the Securities and Exchange Commission
(SEC), as long as the trading price of our common stock on the OTC Bulletin Board will be less than $5 per share, our common stock will fall within the definition of a "penny stock." Generally speaking, the definition of a "penny stock" does not include stock that is traded on Nasdaq or on a national securities exchange. As we anticipate applying for trading on the OTC Bulletin Board, rather than on Nasdaq or a national securities exchange, our common stock can be within the definition of a "penny stock", if it will trade below $5 per share. As a result, the trading of our common stock could be subject to certain "penny stock" rules and regulations.

      The SEC rules and regulations require that broker-dealers, prior to effecting any transaction in a penny stock, satisfy certain disclosure and procedural requirements with respect to the prospective customer. These requirements include delivery to the customer of an SEC-prepared risk disclosure schedule explaining the nature and risks of the penny stock market, disclosure to the customer of the commissions payable to both the broker-dealer and any other salesperson in connection with the transaction, and disclosure to the customer of the current quotations for the stock to be purchased. In addition, if the broker-dealer is the sole market maker, it must disclose this fact and the broker-dealer's presumed control over the market. Finally, prior to effecting any penny stock transaction, broker-dealers must make individualized written suitability determinations and obtain a written agreement from customers verifying the terms of the transaction. Subsequent to any sale of penny stock, broker-dealers must send monthly statements disclosing recent price information for the penny stock held in the customer's account and certain other information relating to the limited market in penny stocks. These rules, regulations and procedural requirements may restrict the ability of broker-dealers to sell our common stock or discourage them from doing so. As a result, purchasers may find it more difficult to dispose of, or to obtain accurate quotations for, our common stock.

CUSTOMERS ARE STILL TESTING OUR CREDIBILITY.

      As an early stage company we must prove to our current and potential customers that we are able to deliver our product and services as promised. Currently, we are producing low volume prototypes in order to gain this trust. However, no assurances can be given that our prototypes will perform as required or that any of customers' market penetration projections will be realized. Even if the prototype is viable and the market is responsive, there can be no guarantee a customer will continue to utilize our products and services. Further, our technology represents an innovative approach to battery charging that has not been tested or accepted by the marketplace. Accordingly, potential customers may be reluctant to utilize our technology. Any questions related to our technology or our manufacturing ability, whether true or simply perceived by the marketplace, can be expected to have a material adverse effect on our business, results of operations and continued viability.

IF OUR TECHNOLOGY DOES NOT GAIN WIDESPREAD MARKET ACCEPTANCE, THEN OUR REVENUE WILL NOT GROW.

      We currently have received a limited amount of cash from prospective customers that have ordered prototype products to test our technology. If the tests results are not favorable, or if our technology fails to achieve widespread market acceptance we will not be able to sustain or increase our revenue. As our customers' needs change, our products may become inefficient or obsolete and will likely require modifications or improvements. The addition of new products or services will also require us to continually improve the technology underlying our products. These requirements could be significant, and we may be unable to meet them or may incur unanticipated product development expenses or delays. If we fail to respond quickly and efficiently to our customers' needs, or if our new applications and product offerings do not achieve market acceptance, the market for our products would likely decline.

THERE CAN BE NO ASSURANCE WE WILL ACHIEVE OR MAINTAIN A COMPETITIVE POSITION OR THAT OTHER TECHNOLOGICAL DEVELOPMENTS WILL NOT CAUSE OUR PROCESSES AND TECHNOLOGIES TO BECOME UNECONOMICAL OR OBSOLETE.

      One of the hallmarks of the field in which we are involved is its continuing significant technological change. Our success will depend, in large part, on our ability to be at the technological forefront of our industry. Our ability to remain competitive is dependent on continuing research and development and other high cost infrastructure needs that may ultimately harm our financial condition and results of operations. There can be no assurance we will achieve or maintain a competitive position or that we can constantly innovate or adapt to technological developments. Costly high-tech equipment and processes are needed in order to compete and enable us to satisfy customer requirements for high quality and timely production. Although our strategy aims at capturing high volume production from mid and large size companies, the relatively high cost of production - similar to costs faced by other highly technologically oriented companies - is an obstacle to new sales, particularly in the current economic environment.

      Although we believe that our technology should provide the fastest charge time achievable for all battery types, in the future new developments may surface that provide for even faster methods of charging batteries. If such development takes place, our licensing partners may decide to abandon our technology in favor of the newer, faster methods.

COMPETITION MAY PREVENT US FROM REALIZING OUR GROWTH AND REVENUE GOALS.

      The electronics manufacturing services industry is highly competitive. Customers often solicit competitive bids from one another even while engaged in ongoing manufacturing relationships. In many instances, we may compete against significantly larger entities with a national and global presence. Our lack of a presence in the United States or other major foreign markets may be an impediment to penetrating these markets. Further, many larger companies may have longer operating histories, better capitalization and a more developed operating infrastructure than 10Charge. We may also compete against regional or niche manufacturers who have established relationships or specialized areas of expertise. Some customers may evaluate the practicality of establishing internal manufacturing capabilities. In addition, emerging technology or consolidation in the industry may change the competitive landscape and create additional entities with greater resources than we have. Our inability to effectively compete will have a material adverse effect on our business, financial condition and continued viability.

IF WE DO NOT EXECUTE OUR BUSINESS PLAN, WE MAY NOT REALIZE OUR GROWTH OR REVENUE OBJECTIVES AND MAY NOT ACHIEVE PROFITABILITY.

      Our business plan includes a number of inherent execution risks. As manufacturers of complex electronic equipment, we run the risk of, among other things, failing to provide products or providing inadequate products. Because our business requires substantial fixed assets, we will not be profitable if we do not realize sufficient revenue growth to make maximum use of our capacity. The continued success of our business will depend upon our ability to deliver quality products as a value-added partner. In order to do this effectively, we must hire, train and expand our qualified engineering and technical staff. Failure to realize some or all of our business objectives can be expected to have a material adverse impact on our financial condition and continued viability.

OUR FUTURE SUCCESS AND ABILITY TO COMPETE DEPENDS UPON HIRING AND RETAINING KEY PERSONNEL.

      Our future success depends on the continued services of our executive staff, as well as our key engineering, technical, sales and support personnel. Currently, we have only two employees. These individuals have critical industry experience and relationships upon which we rely. The loss of services of any of our key personnel could divert time and resources, delay the development of our business and negatively affect our ability to sell our services or execute our business. Such problems might be expected to have a material adverse impact on our financial condition, results of current operations and future business prospects. Our future performance will depend in part on our ability to manage change, and will require the Company to attract, train and retain additional management, sales, marketing, technology and other key personnel. In addition, our ability to effectively manage our growth will require us to continue to improve our operational systems and infrastructure. There can be no assurance that we will be successful in such efforts and the inability of our management to manage growth effectively could have a material adverse effect on our business, financial condition and results of operation.

      Although management believes there will not be a need for more than fifteen employees at any given time within the next six to nine months, as our customer base and revenue grow, we will need to hire a number of additional qualified personnel. Competition for qualified personnel, especially those with technology experience, is intense, and we may not be able to attract, train, assimilate or retain qualified personnel in the future. Our failure to attract, train, assimilate and retain qualified personnel could seriously disrupt operations, increase costs or otherwise have a material impact on our financial condition.

WE INTEND TO RELY ON LICENSE FEES AND LIMITED MANUFACTURING SOURCES AS OUR PRIMARY SOURCES OF REVENUE AND WE MAY NOT BE ABLE TO SUCCESSFULLY DEVELOP AND EXPAND OUR CUSTOMER BASE OR ESTABLISH ADDITIONAL REVENUE SOURCES.

      We intend to generate revenues from the licensing of our technology and limited scale manufacturing of products that incorporate our technology. If our technology fails to gain market acceptance, we do not currently have any other products or sources of revenue. If our technology does gain market acceptance, it will be our only source of revenue. Our success will depend on our ability to penetrate multiple markets for our technology and to develop complementary products and improvements to our technology. We cannot assure you that we will be successful in any efforts to generate revenues through our technology licensing strategy or develop additional sources of revenue.

OUR SUCCESS AND ABILITY TO COMPETE DEPENDS SUBSTANTIALLY ON OUR PROPRIETARY TECHNOLOGY AND INTELLECTUAL PROPERTY PROTECTIONS.

      We protect our intellectual property rights through a combination of confidentiality and non-disclosure agreements, as well as through patent trade secret and trademark laws. While we have applied for a patent on our battery charging technology and are awaiting approval, we are aware that third parties have the potential to gain such approval prior to us on a similar or competing technology. Further, there can be no assurances that we will obtain patents for our technology. Despite efforts to protect our proprietary rights, unauthorized parties may illegally obtain and use our trade secrets or proprietary information. There is no assurance as to the breadth and degree of protection we might be afforded. In addition, we cannot be sure that third parties will not make claims of infringement against us with respect to our services and technologies. Any such claims, regardless of their merits, would likely be time consuming and expensive to resolve and would divert management time and resources. Any potential intellectual property litigation could also force us to stop providing services, pay substantial damages or expend significant resources to reengineer machinery, products and services to be non-infringing. Alternatively, we may be forced to seek a license, which license may not be available on reasonable terms, if at all. Any failure to protect our intellectual property rights may have a material adverse effect on our business and future growth prospects.

THERE COULD BE CONFLICTS OF INTEREST AMONG MANAGEMENT THAT MAY BE ADVERSE TO YOUR INTERESTS.

      Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of other investors. A conflict of interest may arise between our management's personal pecuniary interest and its fiduciary duty to our stockholders. Management of 10Charge, collectively, currently beneficially own approximately 72% of our outstanding common stock. Management's own pecuniary interest may at some point compromise its fiduciary duty to our stockholders.

MANAGEMENT CAN EXERCISE NEARLY COMPLETE CONTROL OF 10CHARGE, THEREBY CAUSING IT TO TAKE ACTIONS THAT MAY NOT BE CONSISTENT WITH YOUR WISHES.

      Current management beneficially owns approximately 72% of the issued and outstanding common stock. Given their large voting control, current management is in the position to elect all of the members of our board of directors and thereby control the policies of our company. As such, our management has substantial influence over our company, which influence may not necessarily be consistent with the interests of our other stockholders.

WE MAY BE SUBJECT TO LAWSUITS AS A RESULT OF THE MANUFACTURE AND DESIGN OF OUR PRODUCTS, WHICH COULD BE COSTLY AND DIVERT NEEDED RESOURCES AWAY FROM OPERATIONS.

      Although we may not manufacture or sell final products in all instances, we intend to design and manufacture certain components of a final product, which in all cases would be based on our technology. Accordingly, we face the risk of lawsuits from the end-users for any injuries or damages occurring as a result of the design and manufacture of these components. Any such lawsuit, even if without merit, could divert needed time, money and other resources from operating our business. While we currently have property, general liability and product liability insurance in amounts we believe to be adequate, we can give no assurance that such insurance will remain available at a reasonable price or that any insurance policy would offer coverage sufficient to meet any liability arising as a result of a claim. The obligation to pay any substantial liability claim could render us insolvent and could force us to curtail or suspend operations, which would have a material adverse effect on us and on your investment in us. Additionally, our failure to implement and maintain our quality control programs with respect to the design, manufacture and installation of our products could increase the risk that we become liable for any injury that may occur from one of our products. We are not currently involved in any legal proceedings.

OUR LENGTHY AND VARIABLE SALES CYCLE MAKES IT DIFFICULT TO PREDICT SALES AND MAY RESULT IN FLUCTUATIONS OF OUR QUARTERLY OPERATING RESULTS.

      The period between initial customer contact and a purchase by a customer is expected to vary from three months to more than one year because customers may need a significant amount of time to evaluate our products and services and assess our dependability. Once orders have been placed, customers may defer or scale down orders for various reasons, including:

      o     changes in budgets and purchasing priorities;

      o     reduced demand;

      o deferral of purchases in anticipation of enhancements or new products;

      o     introduction of products and services by our competitors; and

      o     lower prices offered by our competitors.

      As a result, it is difficult to forecast sales from one quarter to the next. Additionally, other factors, many of which are outside our control, can cause fluctuations in our operating results, including:

o the size, timing, terms and conditions of orders from and shipments to customers;

o     unanticipated delays or problems in releasing new products;

o     the timing and success of deployment of products and services; and

o the amount and timing of investments in research and development activities.

      The deferral or loss of one or more significant sales could materially decrease operating results in any fiscal quarter, particularly if there are significant sales and expenses associated with the deferred or lost sales. Additionally, current and future expense levels are based on internal operating plans and sales forecasts, while operating costs are to a large extent fixed. As a result, we may not be able to sufficiently reduce our costs in any quarter to compensate for an unexpected near-term shortfall in revenues. Such delays and fluctuations may have a material adverse impact on our financial condition and results of operations.

IF THE MARKETS FOR OUR PRODUCTS AND SERVICES DO NOT DEVELOP, WE WILL NOT BE ABLE TO MAINTAIN GROWTH.

      The markets for our anticipated products, services and capabilities are still emerging. Our growth is dependent upon, among other things, the size and pace at which the markets develop. If the markets decrease, remain constant or grow slower than anticipated, we will not be able to obtain any revenues or growth. Continued growth in the demand for our products and services is uncertain as, among other factors, our customers and potential customers may:

      o     not achieve a return on their investment in our products;

      o     experience technical difficulty in utilizing our products; or

      o     use alternative solutions to achieve their business objectives.

OUR PRODUCTS MAY CONTAIN UNDETECTED DEFECTS THAT COULD IMPAIR THEIR MARKET ACCEPTANCE.

      We intend to manufacture limited complex products for specialty applications (such as electric vehicles, military and aerospace applications) that may contain undetected defects or errors, particularly when first introduced or as new versions are released. Such defects or errors may not be discovered until after a product has been released and used by the end user. We may incur significant costs to correct undetected defects or errors in such products and these defects or errors could result in future lost sales. In addition, product defects or errors may result in product liability claims, which could cause adverse publicity and impair market acceptance of our products. Any of the foregoing could have a material adverse effect on our sales, income and future business prospects.

      In addition to manufacturing limited production run chargers, we believe our main revenue source will come from technology licensing. Licensing revenues will be derived from an upfront license fee and fees gathered after the sale of each product that contains our charging technology. Our ability to enter into license agreements depends upon successful testing of our prototype products incorporating our technology by prospective licensees. Currently, four prospective customers are testing our technology and we have not entered into any license agreements. If the testing of our products by prospective licensees is not successful, our ability to enter into license agreements will be diminished. Further, during the course of license negotiations (both the upfront fee and the back end portion) our ability to successfully negotiate high fees may be severely limited by the newness of our technology and limited experience of current management in such negotiations. Initially we may be forced to accept lower fees to obtain the backing of larger and established technology partners who can mass-produce chargers for a variety of applications.

ITEM 7. FINANCIAL STATEMENTS

        Please refer to Financial Statements on pages F-1 to F-15

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      On January 28, 2004, Rogoff & Co., P.C. ("Rogoff") submitted its resignation as our independent accountant, to be effective February 1, 2004. No reports of Rogoff were included in our filings with the SEC. This change in accountants was not recommended or approved by our board of directors or an audit or similar committee. During the period of Rogoff's engagement (November 19, 2003 - February 1, 2004), there were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Rogoff, would have caused Rogoff to make reference to the matter in its report. On February 2, 2004 we engaged Most & Company, LLP ("MCLLP") as our independent auditors for our fiscal year ending December 31, 2003. During our most recent fiscal year, and any subsequent interim period prior to engaging MCLLP, we (or someone on our behalf) did not consult MCLLP regarding (i) either: the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements; or (ii) any matter that was either the subject of a disagreement as defined in paragraph 304(a)(1)(iv) under Regulation S-B or a reportable event. We requested Rogoff to furnish us with a letter addressed to the SEC stating whether it agrees with the above statements. A copy of that letter, dated February 10, 2004, was filed as an Exhibit to a Form 8-K filed on February 11, 2004.

      On November 14, 2003, Stan J.H. Lee, CPA submitted its resignation as our independent accountant, to be effective November 14, 2003. The reports of Stan J.H. Lee, CPA ("SJHL") on our financial statements for the fiscal year ended December 31, 2002 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. This change in accountants was not recommended or approved by our board of directors or an audit or similar committee. During the fiscal year ended December 31, 2002 (our only fiscal year), and the subsequent interim period there were no disagreements with on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of SJHL would have caused SJHL to make reference to the matter in its report. On November 19, 2003 we engaged Rogoff as our independent auditors for its fiscal year ending December 31, 2003. During our most recent fiscal year, and any subsequent interim period prior to engaging Rogoff, we (or someone on its behalf) did not consult Rogoff regarding
(i) either: the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Registrant's financial statements; or (ii) any matter that was either the subject of a disagreement as defined in paragraph 304(a)(1)(iv) under Regulation S-B or a reportable event. We requested SJHL to furnish it with a letter addressed to the SEC stating whether it agrees with the above statements. A copy of that letter, dated November 14, 2003, was filed as an Exhibit to our Form 8-K filed on November 20, 2003.

ITEM 8A. CONTROLS AND PROCEDURES

      As of March 31, 2004, an evaluation was completed under the supervision and with the participation of the Company's management, including the Company's President, Chief Financial Officer and Secretary, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management including the President, Chief Financial Officer and Secretary, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2004. There have been no significant changes to the Company's internal controls or other factors that could significantly affect internal controls subsequent to March 31, 2004.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Brief biographies of our senior executives are presented below.

Name                     Age        Title
----                     ---        -----
Attila Reisz             36         Director, President, Chief Executive Officer
Victor Rozsnyay          33         Vice President
Jozsef Marinka-Toth      43         Chief Technology Officer

Attila Reisz, Director, President, CEO

Attila Reisz is a founder of 10Charge. Mr. Reisz formerly served as General Manager of Microsoft Hungary from 1996-1999. Prior to that he was an OEM Account Manager at Microsoft from 1993-1994. He later served as the CEO of Index.hu, from 1999-2000, a leading independent news website in Hungary. From 2000 to 2002 he was a private angel investor, facilitating the formation of a number of Hungarian technology companies. Mr. Reisz is a supervisory board member of Index.Hu Rt. since 2000, board member of SOLVO biotechnology Kft since 2000 and board member of 10Charge LLC.

Victor Rozsnyay, Vice President

Victor Rozsnyay is a founder of 10Charge. Mr. Rozsnyay has over 15 years of technology and business experience. He lived in the United States for 10 years, from 1989 to 1999, where he worked with Joe Firmage from 1998-1999, former CEO of USWeb. Prior to co-founding 10Charge, Inc., Mr. Rozsnyay was CEO of a privately held aerospace company from 1999-2001. Since 2001 Mr. Rozsnyay has been vice president of investor relations at 10Charge.

Jozsef Marinka-Toth, Chief Technology Officer

Jozsef Marinka-Toth is a founder of 10Charge. Mr. Toth is currently the Chief Technology Officer of 10Charge. He has over 20 years of engineering experience having worked in numerous positions in the field and assisted in the startup of high-tech companies in Hungary. Prior to joining 10Charge, Mr. Toth was the CEO of SpaceTech, Ltd. from 1989-1999, a Hungarian think tank aerospace research firm. He was later Chief Scientist of ISSO R&D from 1999-2001. Mr. Toth became Chief Technology Officer of 10Charge in 2001.

      Our officers and directors are elected annually for a one year term or until their respective successors are duly elected and qualified or until their earlier resignation or removal.

      There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Registrant during the past five years.

      We have not yet adopted a code of ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller. We are currently examining our corporate governance and other policies and procedures that will relate to a larger enterprise. Following such examination, we expect to adopt a code of ethics applicable to all directors, officers and employees.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

      The Company believes all of the Company's executive officers, directors and greater than 10% beneficial owners of its common stock have complied with
Section 16(a) filing requirements applicable to them during the Company's most recent fiscal year.

ITEM 10. EXECUTIVE COMPENSATION

      The Chief Executive Officer of 10Charge has not received any cash compensation since the inception of the Company. No other executive officer of the Company has received aggregate remuneration exceeding $100,000 per year.

Long Term Incentive Plans - Awards in Last Fiscal Year

      None.

Employee Pension, Profit Sharing or Other Retirement Plans

      We do not have a defined benefit, pension plan, profit sharing or other retirement plan, although we may adopt one or more of such plans in the future.

Compensation of Directors

      At present, we do not pay directors for attending meetings of the Board of Directors.

Other Arrangements

      During the year ended December 31, 2003, and except as disclosed elsewhere in this report, no director of 10Charge received any form of compensation from 10Charge.

Stock Option and Bonus Plans

      We currently do not have a stock option plan. We intend to develop an incentive based stock option plan for officers and directors in the future.

Employment Agreement

      We entered into an Employment Agreement with Jozsef Marinka-Toth, dated May 1, 2003. The agreement provides for an indefinite term, commencing on January 1, 2004. Mr. Toth's monthly salary is equal to HUF 53,000 (approximately US$260). Any termination or modification of Mr. Toth's agreement is subject to the Hungarian Labor Code.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS


         The following table sets forth certain information as of July 1, 2004, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company, (iii) all officers and directors as a group.

NAME AND ADDRESS OF             AMOUNT AND NATURE OF           PERCENT OF CLASS
 BENEFICIAL OWNER                BENEFICIAL OWNER
Attila Reisz                      26,166,667 (1)                  26.1%
2080 Pilisjaszfalu
Erdo alja utca 12, Hungary


Jozsef Marinka-Toth               30,166,667 (2)                  30.1%
2080 Pilisjaszfalu
Erdo alja utca 12, Hungary


Victor Rozsnyay                   25,096,666                       25%
2080 Pilisjaszfalu
Erdo alja utca 12, Hungary


All Officers and Directors as a   73,629,999                      81.2%
Group

      (1) Includes 1,000,000 shares of Common Stock owned by Mr. Reisz's spouse. Mr. Reisz disclaims beneficial ownership of such shares.

      (2) Includes an aggregate of 4,450,000 shares of Common Stock owned by Mr. Toth's spouse and daughters. Mr. Toth disclaims beneficial ownership of such shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      On June 3, 2002, we issued a total of 1,240,000 shares of our common stock in consideration of Darian S. Tenace contributing toward the organizational expenses of the Company and for services rendered. At that time, Mr. Tenace was the President of the Company.

      On December 20, 2002, we entered into a Stock Subscription Agreement with Brightpoint Capital Partners, LLC ("Brightpoint"), in which Brightpoint received 7,000,000 shares of our Common Stock in exchange for cash consideration of $700 in a private placement transaction. Immediately afterwards, Brightpoint transferred these shares to its sole shareholder, Michael Tay, the Company's former president and sole director. Such transaction resulted in a change in control of the Company.

      On July 2, 2003, Michael Tay, at the time our sole stockholder, entered into a Stock Purchase Agreement with our current president and chief executive officer, Attila Reisz pursuant to which Mr. Reisz acquired 8,240,000 shares owned by Mr. Tay on July 21, 2003 for $45,000. Simultaneously with this transaction, our Board of Directors named Mr. Reisz to the Board and all former officers and directors resigned.

      On July 22, 2003, 10Charge Kft., our subsidiary ("10Charge Hungary"), loaned Mr. Reisz $45,000 to purchase the 8,240,000 shares owned by Mr. Tay prior to 10Charge Hungary's merger with us.

      On December 24, 2003, the transactions contemplated by that certain Reorganization and Stock Purchase Agreement between us, 10Charge Hungary and the former equity holders of 10Charge Hungary were consummated, and we issued 30,166,667 shares of our Common Stock to Jozsef Marinka Toth, our Chief Technology Officer; 30,166,666 shares to Victor Rozsnyay, our Vice President and 21,926,667 shares to Mr. Reisz, our President and Chief Executive Officer, in exchange for their respective equity interests of 10Charge Hungary.

      On April 11, 2001, Messrs. Reisz, Toth and Rozsnyay entered into an agreement shortly prior to, and in contemplation of the formation of 10Charge Hungary. Pursuant to this agreement, Messrs. Toth and Rozsnyay agreed to contribute certain hardware and cash in exchange for their initial interest in 10Charge Hungary and Mr. Reisz agreed to contribute cash in exchange for his initial interest in 10Charge Hungary. Messrs. Toth and Rozsnyay also assigned all benefits to our battery charging technology to 10Charge Hungary pursuant to this agreement. Pursuant to this agreement, Mr. Reisz also agreed to loan 10Charge Hungary (i) 3,000,000 Hungarian forints (HUF) at the time of the formation of 10Charge Hungary and (ii) HUF 250,000 each month over a period of eight months following the formation of 10Charge Hungary. These loans are due on April 11, 2006 and December 11, 2006, respectively. The loans are interest free, provided they are paid prior to their maturity. In the event they are not paid prior to their maturity, 20% interest will be due on the loans retroactive the initial loan date, plus 12% interest as a late payment penalty.

      On February 2, 2002, Messrs. Reisz, Toth and Rozsnyay entered into an amendment to their April 11, 2001 agreement. Pursuant to this amendment, Mr. Reisz agreed to loan 10Charge Hungary an additional HUF 250,000 on February 2,

2002 and HUF 350,000 each month over a period of seven months commencing in March 2002. This loan is due on October 2, 2007. The loan is interest free, provided it is paid prior to maturity. In the event it is not paid prior to their maturity, 20% interest will be due on the loan's retroactive initial loan date, plus 12% interest as a late payment penalty.

      On August 15, 2002, Messrs. Reisz, Toth and Rozsnyay entered into a further amendment to their April 11, 2001 agreement. Pursuant to this amendment, Mr. Reisz agreed to loan 10Charge Hungary an additional HUF 350,000 each month over a period of eight months commencing on September 1, 2002. This loan is due on April 15, 2008. This loan is interest free, provided it is paid prior to their maturity. In the event it is not paid prior to their maturity, 20% interest will be due on the loans retroactive the initial loan date, plus 12% interest as a late payment penalty.

      As of June 30, 2004, there was HUF17,700,000 outstanding (approximately US$86,000) on the foregoing loans made by Mr. Reisz to 10Charge Hungary.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Index to Exhibits

Exhibit     Description
-------     -----------

2.1 Reorganization and Stock Purchase Agreement dated as of December 11, 2004 by and among 10Charge, 10Charge Kft and the equity holders of 10Charge Kft. (1)

3.1         Certificate of Incorporation, as amended (2)

3.2         By-laws (3)

10.1 Lease and Services Agreement dated as of April 28, 2001, by and between 10Charge Kft. and Hungarian Academy of Sciences Csilleberc research park developer KFKI Uzemelteto Kft. (4)

10.2 $45,000 Loan Agreement dated August 1, 2003 between Attila Reisz and 10Charge Kft., as amended. (4)

10.3 Loan Agreement dated August 1, 2003 between Attila Reisz and 10Charge Kft. (4)

10.4        Employment Agreement between 10Charge Kft. and Jozsef Marinka-Toth
            (4)

21.         Subsidiaries

31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to the Company's Current Report on Form 8-K filed January 6, 2004.

(2) Incorporated by reference to the Company's Current Report on Form 8-K filed August 8, 2003 and the Company's Registration Statement on Form 10-SB filed July 23, 2002.

(3) Incorporated by reference to the Company's Registration Statement on Form 10-SB filed July 23, 2002.

(4)   English translation of original Hungarian text.

(b) Reports on Form 8-K

1. On July 29, 2003, we filed a Current Report on Form 8-K related to a change in control.

2. On August 8, 2003, we filed a Current Report on Form 8-K related to a change in our name and increase in our authorized capital.

3. On November 20, 2003, we filed a Current Report on Form 8-K related to a change in accountants.

4. On January 6, 2004, we filed a Current Report on Form 8-K related to a change in control.

5. On February 11, 2004, we filed a Current Report on Form 8-K related to a change in accountants.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The following table presents the cost of 10Charge, Inc.'s principal accountants' fees and services for the years ended December 31, 2003 and 2002, respectively:

                                 2003        2002
                               --------    --------
      Audit fees                 $2,500        *
      Audit related fees          5,000        *
      Tax fees                     none        none
      All other fees               none        none
                               --------    --------
      Total                      $7,500        none
                               ========    ========

      * For 2002 and through the engagement of Rogoff & Company, PC, there were no fees paid to any principle accountants.

      10Charge, Inc.'s Board of Directors pre-approves the engagement of the principal accountant and the estimated audit fee. For 2004, the Board of Directors has approved estimated audit fees of $23,000 for 2003 fiscal year audit and 2004 quarterly reviews and audit related fees of $15,500.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   10CHARGE, INC.

                                    By: /s/ Attila Reisz
                                        ----------------------------------------
                                       Attila Reisz, Director, President, and
                                       Chief Executive Officer
                                       Dated: July 15, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                                    /s/ Attila Reisz
                                    --------------------------------------------
                                    Attila Reisz, Principal Executive Officer
                                    and Principal Financial Officer
                                    Dated: July 15, 2004

                           10CHARGE, INC. & SUBSIDIARY
                       (FORMERLY FLORIDIAN VENTURES, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)

                        CONSOLIDATED FINANCIAL STATEMENTS
           DECEMBER 31, 2003 AND FOR THE YEARS ENDED DECEMBER 31, 2003
                   AND 2002 AND INCEPTION TO DECEMBER 31, 2003

                   Index to Consolidated Financial Statements

                                                                            Page
                                                                            ----
Independent Auditors' Report                                                F-2

Independent Auditors' Report - Hungary                                      F-4

Consolidated Balance Sheet - December 31, 2003                              F-5

Consolidated Statements of Operations - years
  ended December 31, 2003 and 2002 and
  inception to December 31, 2003                                            F-6

Consolidated Statements of Stockholders' Equity
  - years ended December 31, 2003 and 2002 and
  inception to December 31, 2003                                            F-7

Consolidated Statements of Cash Flows - years
  ended December 31, 2003 and 2002 and
  inception to December 31, 2003                                            F-9

Notes to Consolidated Financial Statements                                  F-10

                          Independent Auditors' Report

To the Board of Directors and
Stockholders of 10Charge, Inc.

      We have audited the accompanying consolidated balance sheet of 10Charge, Inc. and Subsidiary (a development stage enterprise) as of December 31, 2003 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2003 and 2002 and the period from inception to December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the financial statements of 10Charge, Kft., a wholly-owned subsidiary, which financial statements included approximately 47% of consolidated total assets as of December 31, 2003. Those financial statements were audited by other auditors whose report, dated March 8, 2004, has been furnished to us and included herein and our opinion, insofar as it relates to data included for 10Charge, Kft., is based solely on the report of the other auditors.

      We conducted our audit in accordance with the standards of the Publc Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, based on our audit and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of 10Charge, Inc. and Subsidiary as of December 31, 2003 and the results of their consolidated operations and cash flows for the years ended December 31, 2003 and 2002 and the period from inception to December 31, 2003 in conformity with accounting principles generally accepted in the United States.

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has incurred losses from operations and has limited stockholders' equity, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                         /s/ Most & Company, LLP
                                                         -----------------------
                                                         Most & Company, LLP
New York, New York
March 8, 2004

Independent Auditors' Report

      To the owners of 10 Charge Kft.

      We have audited the enclosed balance sheets of 10Charge Kft. (the "Company") for the periods ended 31 December 2003, 31 December 2002 and 31 December 2001, as well as the Company's profit and loss accounts, stockholders' equity statements and cash flow statements for the periods ended 31 December 2003, 31 December 2002 and 31 December 2001. The responsibility for the preparation of the financial statements rests with the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

      We performed our audit in accordance with the International Standards on Auditing. In accordance with the above standards, in the course of our audit we had to obtain reasonable assurance of whether the financial statements contain any material misstatement. An audit includes examining, on a test basis, documents supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles applied and significant estimates made by the management as well as evaluating the overall financial statement presentation. We believe that our work provides a reasonable basis for our opinion.

      In our opinion the above statements present a true and fair view in accordance with the International Financial Reporting Standards of all significant aspects of the property and financial situation of 10 Charge Kft. as at 31 December 2003, 31 December 2002 and 31 December 2001 and of the consolidated results, cash flows and the stockholders' equity statements for the periods ended on 31 December 2003, 31 December 2002 and 31 December 2001.

/s/ BDO Kontroll Kft.
---------------------
BDO Kontroll Kft.

Budapest, Hungary, 8 March 2004.

                          10CHARGE, INC. AND SUBSIDIARY
                       (FORMERLY FLORIDIAN VENTURES, INC.)
                        (A Development Stage Enterprise)

                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2003

ASSETS

CURRENT ASSETS
  Cash                                                                $   8,996
  Prepaid expenses                                                       32,375
  Other current assets                                                   32,765
  Loan receivable - stockholder                                          47,418
                                                                      ---------

TOTAL CURRENT ASSETS                                                    121,554

EQUIPMENT                                                                16,515
INTELLECTUAL PROPERTIES                                                  21,756
                                                                      ---------

TOTAL ASSETS                                                          $ 159,825
                                                                      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                               $  18,385
  Loan payable - stockholder                                             35,579
  Deferred income                                                        58,405
                                                                      ---------

TOTAL CURRENT LIABILITIES                                               112,369
                                                                      ---------

STOCKHOLDERS' EQUITY
  Preferred stock, $0.0001 par
     value - authorized: 20,000,000 shares;
     issued and outstanding: none                                          None
  Common stock, $0.0001 par value - authorized:
    200,000,000 shares; issued and
    outstanding: 100,000,000 shares                                      10,000
  Additional paid-in capital                                            160,211
  Deficit accumulated during developmental stage                       (120,442)
  Other comprehensive loss                                               (2,313)
                                                                      ---------

TOTAL STOCKHOLDERS' EQUITY                                               47,456
                                                                      ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 159,825
                                                                      =========

              See notes to the consolidated financial statements.

                          10CHARGE, INC. and SUBSIDIARY
                       (FORMERLY FLORIDIAN VENTURES, INC.)
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENT OF OPERATIONS
                   YEARS ENDED DECEMBER 31, 2003 AND 2002 AND
                   PERIOD FROM INCEPTION TO DECEMBER 31, 2003

                                                                            INCEPTION TO
                                                                            DECEMBER 31,
                                            2003              2002              2003
                                        ------------      ------------      ------------
REVENUES                                    NONE              NONE              NONE
                                        ------------      ------------      ------------

SELLING, GENERAL AND ADMINISTRATIVE         ($67,139)         ($14,400)         ($91,472)
RESEARCH AND DEVELOPMENT                     (20,316)           (6,692)          (32,538)
INTEREST - NET                                 3,487                 8             3,568
                                        ------------      ------------      ------------

NET LOSS                                     (83,968)          (21,084)         (120,442)

EFFECT OF FOREIGN CURRENCY
  TRANSLATION ADJUSTMENTS                       (153)           (1,699)           (2,313)
                                        ------------      ------------      ------------

TOTAL COMPREHENSIVE LOSS                    ($84,121)         ($22,783)        ($122,755)
                                        ============      ============      ============


BASIC NET LOSS PER COMMON SHARE              ($0.001)                *           ($0.001)
                                        ============      ============      ============

BASIC WEIGHTED AVERAGE NUMBER             97,526,027        89,687,781        92,319,598
OF COMMON SHARES OUTSTANDING
                                        ============      ============      ============

*     Less than $.001

              See notes to the consolidated financial statements.

                          10CHARGE, INC. and SUBSIDIARY
                       (FORMERLY FLORIDIAN VENTURES, INC.)
                        (A Development Stage Enterprise)

                        STATEMENT OF STOCKHOLDERS' EQUITY
                   YEARS ENDED DECEMBER 31, 2003 AND 2002 AND
                         INCEPTION TO DECEMBER 31, 2003

                                                                 COMMON  STOCK            ADDITIONAL
                                                          ----------------------------      PAID-IN     SUBSIDIARY
                                                             SHARES          AMOUNT         CAPITAL       CAPITAL
                                                          ------------    ------------    ------------ ------------
Capital contributions - Kft                                                                            $     20,765
Net loss
Foreign currency translation adjustment
                                                          ------------    ------------    ------------ ------------

Balance - December 31, 2001                                                                                  20,765

Capital contributions - Kft                                                                                   9,518
Issuance of common stock
  for services at $.0001-June 3, 2002                        1,240,000    $        124
Sale of common stock for cash at
  $.0001-December, 2002                                      7,000,000             700
Net loss
Foreign currency translation adjustment
                                                          ------------    ------------    ------------ ------------

Balance - December 31, 2002                                  8,240,000             824                       30,283

Capital contributions - Kft                                                                                 122,604
Stock issued for services at $.0055-
  October, 2003                                              3,000,000             300    $     16,200
Acquisition of subsidiary at $.0017-
  December  2003                                            88,760,000           8,876         144,011     (152,887)
Net loss
Foreign currency translation adjustment
                                                          ------------    ------------    ------------ ------------

Balance - December 31, 2003                                100,000,000    $     10,000    $    160,211         NONE
                                                          ============    ============    ============ ============

                                   (Continued)
              See notes to the consolidated financial statements.

                          10CHARGE, INC. and SUBSIDIARY
                       (FORMERLY FLORIDIAN VENTURES, INC.)
                        (A Development Stage Enterprise)

                        STATEMENT OF STOCKHOLDERS' EQUITY
                   YEARS ENDED DECEMBER 31, 2003 AND 2002 AND
                         INCEPTION TO DECEMBER 31, 2003
                                   (Continued)

                                              DEFICIT
                                            ACCUMULATED
                                             DURING THE         OTHER
                                            DEVELOPMENT     COMPREHENSIVE
                                               STAGE             LOSS            TOTAL
                                             ---------        ---------        ---------
Capital contributions - Kft                                                    $  20,765
Net loss                                      ($15,390)                          (15,390)
Foreign currency translation adjustment                           ($461)            (461)
                                             ---------        ---------        ---------

Balance - December 31, 2001                    (15,390)            (461)           4,914

Capital contributions - Kft                                                        9,518
Issuance of common stock
  for services at $.0001-June 3, 2002                                                124
Sale of common stock for cash at
  $.0001-December, 2002                                                              700
Net loss                                       (21,084)                          (21,084)
Foreign currency translation adjustment                          (1,699)          (1,699)
                                             ---------        ---------        ---------

Balance - December 31, 2002                    (36,474)          (2,160)          (7,527)

Capital contributions - Kft                                                      122,604
Stock issued for services at $.0055-
  October, 2003                                                                   16,500
Acquisition of subsidiary at $.0017-
  December  2003
Net loss                                       (83,968)                          (83,968)
Foreign currency translation adjustment                            (153)            (153)
                                             ---------        ---------        ---------

Balance - December 31, 2003                  ($120,442)         ($2,313)         $47,456
                                             =========        =========        =========


              See notes to the consolidated financial statements.

                                 10CHARGE, INC.
                       (FORMERLY FLORIDIAN VENTURES, INC.)
                        (A Development Stage Enterprise)

                             STATEMENT OF CASH FLOW
                   YEARS ENDED DECEMBER 31, 2003 AND 2002 AND
                         INCEPTION TO DECEMBER 31, 2003

                                                                                     INCEPTION TO
                                                                                     DECEMBER 31,
                                                           2003           2002          2003
                                                        ---------      ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                ($ 83,968)     ($ 21,084)     ($120,442)
Adjustment to reconcile net loss to net
 cash used in operating activities
  Depreciation and amortization                             7,366          4,025         13,305
  Accrued interest receivable                              (2,418)                       (2,418)
  Issuance of common stock for services                                      124            124
  Changes in assets and liabilities
    Other current assets                                  (19,596)        (7,290)       (32,765)
    Prepaid expenses                                      (15,875)                      (15,875)
    Accounts payable and accrued expenses                  17,358            928         18,385
    Deferred income                                        58,405                        58,405
                                                        ---------      ---------      ---------

NET CASH USED IN OPERATING EXPENSES                       (38,728)       (23,297)       (81,281)
                                                        ---------      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Increase in loan receivable - stockholder               (45,000)                    (45,000)
  Increase in intellectual properties                     (22,184)                    (22,436)
  Purchases of equipment                                  (14,160)        (2,642)       (19,487)
                                                        ---------      ---------      ---------

NET CASH USED IN INVESTING ACTIVITIES                     (81,344)        (2,642)       (86,923)
                                                        ---------      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from capital contributions of subsidiary       122,604          9,518        145,821
  Increase in loans payable - stockholder                   4,306         25,741         35,579
  Proceeds from sale of common stock                                       700            700
                                                        ---------      ---------      ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                 126,910         35,959        182,100
                                                        ---------      ---------      ---------

EFFECT OF FOREIGN CURRENCY TRANSLATION ADJUSTMENT          (4,678)        (7,103)        (4,900)
                                                        ---------      ---------      ---------

NET DECREASE IN CASH                                        2,160          2,917          8,996

CASH - BEGINNING OF PERIOD                                  6,836          3,919
                                                        ---------      ---------      ---------

CASH - END OF PERIOD                                    $   8,996      $   6,836      $   8,996
                                                        =========      =========      =========

NONCASH TRANSACTIONS
   Acquisition of subsidiary for shares of common stock in 2003
   Capital contribution of equipment on subsidiary of $7066 in 2001

              See notes to the consolidated financial statements.

                          10CHARGE, INC. AND SUBSIDAIRY
                       (FORMERLY FLORIDIAN VENTURES, INC).

                          NOTES TO FINANCIAL STATEMENTS

1.    OPERATIONS

      10Charge, Inc., formerly Floridian Ventures, Inc., (Company) was incorporated in Delaware on June 3, 2002. The Company was inactive and had been searching for business opportunities until it acquired 10Charge, Kft. All activity through the date of the acquisition was related to the Company's formation and registration with the U.S. Securities and Exchange Commission.

      On December 24, 2003, the Company acquired all the outstanding shares of common stock of 10Charge, Kft (Kft), a Hungarian limited liability company, from the principal stockholders of the Company, in exchange for 88,760,000 shares of common stock of the Company. Kft is located in Budapest, Hungary. The acquisition was recorded as a reverse merger, whereby, the legal acquirer is deemed the accounting acquiree.

      Kft is engaged in the research and development of a patent pending battery charging technology for companies involved in the manufacture and distribution of battery chargers in the mobile communications, consumer, vehicular and industrial markets.

      Kft was organized under a syndicate agreement (Agreement) in April 2001, as amended. Under the Agreement, one stockholder was entitled to receive preferred dividends, certain voting powers, certain liquidation preferences and other rights until that stockholder received dividends equal to all his capital contributions and loans to Kft.

      The Agreement also provides for this stockholder to provide loans repayable from available cash flow. The loans are interest free for two years and then will bear interest at a rate equal to the Hungarian Central Bank's Base Rate, per annum.

      This stockholder will also provide various loans to the other stockholders.

      Certain stockholders have assigned all of their rights to the battery charging technology to Kft, which has been recorded without value.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation

      The consolidated financial statements include the accounts of Kft through December 24, 2003, the date of acquisition, and the Company and Kft, its' subsidiary, thereafter. All material intercompany balances and transactions have been eliminated.

      Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Cash and Cash Equivalents

      The Company considers all highly liquid investments purchased with an original maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents.

      Equipment

      Equipment is stated at cost less accumulated depreciation. Depreciation is provided for on a straight-line basis over three to seven years.

      Intellectual Properties

      Intellectual properties have been stated at cost and are being amortized on the straight-line method over the estimated useful lives of the patents of three years.

      Impairment

      The carrying value of equipment and patents are evaluated whenever changes in circumstances indicate the carrying amount of such assets may not be recoverable. If necessary, the Company recognizes an impairment loss for the difference between the carrying amount of the assets and their estimated fair value. Fair value is based on current and anticipated future undiscounted cash flows.

Income Taxes

      Deferred income taxes have been provided for temporary differences between financial statement and income tax reporting under the liability method, using expected tax rates and laws that are expected to be in effect when the differences are expected to reverse. A valuation allowance is provided when realization is not considered more likely than not.

      Stock Based Compensation

      Compensation costs for stock issued to non-employees were based on the fair value method.

      Basic Net Loss Per Share

      Basic net loss per share was computed by dividing net loss for the year by the basic weighted average number of shares outstanding during the period, assuming the shares issued upon the acquisition were issued at the beginning of the period. Diluted net loss per share was not presented as they were anti-dilutive.

      Financial Instruments

      The carrying amounts of financial instruments, including cash and accounts payable and accrued liabilities, approximate their fair values because of their relatively short maturities.

      Research and Development

      Research and development expenses, consisted of material costs, consulting fees and depreciation, have been charged to operations as incurred.

      Foreign Currency Translation

      The financial statements of Kft were measured using the local currency as the functional currency. Assets and liabilities of Kft were translated at exchange rates as of the balance sheet date. Revenues and expenses were translated at average rates of exchange in effect during the year. The resulting cumulative translation adjustments were recorded as other comprehensive loss, a separate component of stockholders' equity.

      New Accounting Pronouncements

      Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

3.    GOING CONCERN

      The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates the continuation of the Company as a going concern. However, the Company is in the development stage and has no current sources of revenue. Without additional capital, it would be unlikely for the Company to complete its development and generate revenues; and continue as a going concern.

      Management's plans include raising funds from an equity financing. However, there can be no assurance that management will be successful in raising funds from an equity financing, or any other source nor from the generation of revenues.

4.    EQUIPMENT

      As of December 31, 2003, equipment was as follows:

      Research equipment                                $30,021
      Accumulated depreciation                         ( 13,506)
                                                       --------

                                                        $16,515
                                                        =======

5.    INTELLECTUAL PROPERTIES

      As of December 31, 2003, intellectual properties were as follows:

      Patent costs                                      $22,520
      Accumulated amortization                         (    764)
                                                       --------

                                                        $21,756
                                                       ========

6.    INCOME TAX

      The Company has not recorded a tax liability for either Federal, state or foreign income taxes because the Company had net losses for the years ended December 31, 2003 and 2002 and the period from inception to December 31, 2003.

      At December 31, 2003, the Company has net operating loss carryforwards of approximately $35,000 and $85,000 available to reduce future Federal taxable income through 2023 and Hungarian taxable income indefinitely, respectively.

      As of December 31, 2003, deferred tax assets of $19,500 have been offset by an allowance because it is more likely than not, that the deferred tax asset will not be realized.

      For the years ended December 31, 2003 and 2002 and the period from inception to December 31, 2003, the following is a reconciliation of expected income tax benefit utilizing the statutory Federal tax rate on the U.S. taxable loss to the income tax benefit reported on the statement of operations:

                                                                 Inception
                                                                     to
                                         2003        2002     December 31, 2003
                                      --------      --------  -----------------
      Expected income tax benefit     ($12,000)                   ($12,000)
      State taxes                     (  1,500)                   (  1,500)
      Foreign taxes                   (  1,300)     ($ 3,200)       (6,000)
      Change in valuation allowance     14,800         3,200        19,500
                                      --------      --------      --------
                                      $   NONE      $   NONE      $   NONE
                                      ========       =======      ========

7.    STOCKHOLDERS' EQUITY

      Preferred Stock

      The Company is authorized to issue 20,000,000 shares of $.0001, par value, preferred stock, with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors.

      Common Stock

      The Company was authorized to issue 100,000,000 shares of $0.0001, par value, common stock. On August 8, 2003, the Board of Directors authorized an increase of authorized shares of common stock to 200,000,000.

      On June 3, 2002, the Company issued 1,240,000 shares of its common stock of the Company to its founder and then sole officer and director, in consideration of $124 in services.

      On December 20, 2002, the Company issued 7,000,000 shares of common stock of the Company to an investment company in exchange for cash of $700 and, immediately thereafter, these shares were transferred to the sole shareholder of the investment company.

      In October, 2003, the Company entered into an agreement with their securities counsel to provide legal services in connection with the acquisition with Kft and other securities matters, for a period of one year. Fees for these services were 3,000,000 shares of common stock, valued at $16,500, plus $20,000, paid $10,000 in October 2003 and the balance will be due upon obtaining certain financing.

      Kft

      During the years ended December 31, 2001, 2002, and 2003 the founding stockholders contributed an aggregate of $152,887 (33,400,000 HUF), in capital, $145,821 in cash and $7,066 (1,960,000 HUF) in equipment.

      As of December 31, 2003, additional paid-in capital included $28,848 which is restricted from the payment of dividends under Hungarian law.

8.    RELATED PARTY TRANSACTIONS

      The Company currently uses the offices of its officers through July 2003 and Kft, thereafter, as its principal place of business without rent.

      On July 22, 2003, Kft advanced $45,000 to a stockholder repayable in Hungarian currency on December 31, 2004, as extended, with interest at a rate equal to the rate of the Hungarian National Bank. For the year ended December 31, 2003, interest income was $2,418. The proceeds were used to acquire the parent company.

10.   SUBSEQUENT EVENT

      Subsequent to December 31, 2003, the Company borrowed an additional $21,636, from a stockholder.