Form 10QSB
period 2004-03-31
10CHARGE INC
filed 2004-07-30
CIK 1177145

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 2004

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


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of June 30, 2004, there were 100,000,000 shares of Common Stock, par value $.0001, issued and outstanding.

Transitional Small Business Disclosure Format (check one):[ ]Yes [X] No

                          10CHARGE, INC. AND SUBSIDIARY

                                   FORM 10-QSB

                                      INDEX


PART 1   FINANCIAL INFORMATION

ITEM 1   CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

         CONSOLIDATED BALANCE SHEET - March 31, 2004                                        3

         CONSOLIDATED STATEMENT OF OPERATIONS - Three
           months ended March 31, 2004 and 2003 and inception through March 31, 2004        4

         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY -
           Inception through March 31, 2004                                                 5

         CONSOLIDATED STATEMENT OF CASH FLOWS - Three
           months ended March 31, 2004 and 2003 and inception through March 31, 2004        7

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                         8

ITEM 2   PLAN OF OPERATION                                                                  9

ITEM 3   CONTROLS AND PROCEDURES                                                            18

PART II  OTHER INFORMATION                                                                  19

ITEM 1   LEGAL PROCEEDINGS                                                                  19
ITEM 2   CHANGES IN SECURITIES                                                              19

ITEM 3   DEFAULTS UPON SENIOR SECURITIES                                                    19
ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                19

ITEM 5   OTHER INFORMATION                                                                  19
ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K                                                   19

SIGNATURES                                                                                  20

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                          10CHARGE, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2004

ASSETS

CURRENT ASSETS
      Cash                                                                   $  10,048
      Prepaid expenses                                                          27,375
      Other current assets                                                      27,590
      Loan receivable - stockholder                                             56,036
                                                                             ---------

TOTAL CURRENT ASSETS                                                           121,049

EQUIPMENT                                                                       17,513
INTELLECTUAL PROPERTIES                                                         21,846
                                                                             ---------

TOTAL ASSETS                                                                 $ 160,408
                                                                             =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable and accrued expenses                                  $  26,422
      Loan payable - stockholder                                                66,925
      Deferred income                                                           63,861
                                                                             ---------

TOTAL CURRENT LIABILITIES                                                      157,208
                                                                             ---------

STOCKHOLDERS' EQUITY
      Preferred stock, $0.0001 par  value - authorized: 20,000,000 shares;
         issued and outstanding: none                                             None
      Common stock, $0.0001 par value - authorized  200,000,000 shares;
         issued and outstanding: 100,000,000 shares                             10,000
      Additional paid-in capital                                               160,211
      Deficit accumulated during the development stage                        (160,251)
      Other comprehensive loss                                                  (6,760)
                                                                             ---------

TOTAL STOCKHOLDERS' EQUITY                                                       3,200
                                                                             ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $ 160,408
                                                                             =========

                 See notes to consolidated financial statements

                                 10CHARGE, INC.
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                          Inception
                                                                           Through
                                       Three Months Ended March 31,       March 31,
                                      ------------------------------    -------------
                                           2004             2003             2004
                                      -------------    -------------    -------------
REVENUES                                   NONE             NONE             NONE
                                      -------------    -------------    -------------

SELLING, GENERAL AND ADMINISTRATIVE   $     (26,616)   $      (3,814)   $    (118,088)
RESEARCH AND DEVELOPMENT                    (14,733)          (2,020)         (47,272)
INTEREST - NET                                1,540                             5,109
                                      -------------    -------------    -------------

NET LOSS                                    (39,809)          (5,834)        (160,251)

EFFECT OF FOREIGN CURRENCY
  TRANSLATION ADJUSTMENTS                    (4,447)             180           (6,760)
                                      -------------    -------------    -------------

TOTAL COMPREHENSIVE LOSS              $     (44,256)   $      (5,654)   $    (167,011)
                                      =============    =============    =============

BASIC NET LOSS PER COMMON SHARE                   *                *    $      (0.002)
                                      =============    =============    =============

BASIC WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING             100,000,000       97,000,000       92,963,760
                                      =============    =============    =============


* Less than $.001



                 See notes to consolidated financial statements

                          10CHARGE, INC. and SUBSIDIARY
                        (A Development Stage Enterprise)

                        STATEMENT OF STOCKHOLDERS' EQUITY
                        Inception through March 31, 2004

                                                                                                              DEFICIT
                                                                                                            ACCUMULATED
                                                                             ADDITIONAL                      DURING THE
                                                   COMMON STOCK               PAID-IN      SUBSIDIARY       DEVELOPMENT
                                              SHARES           AMOUNT         CAPITAL        CAPITAL           STAGE
                                            ------------     ----------      ----------     ---------        ---------
Capital contributions - Kft                                                                   $20,765
Net loss                                                                                                      ($15,390)
Foreign currency translation adjustment
                                            ------------     ----------      ----------     ---------        ---------
                                                                                               20,765          (15,390)
Balance - December 31, 2001

Capital contributions - Kft                                                                     9,518
Issuance of common stock
  for services at $.0001-June 3, 2002          1,240,000           $124
Sale of common stock for cash at
  $.0001-December, 2002                        7,000,000            700
Net loss                                                                                                       (21,084)
Foreign currency translation adjustment
                                            ------------     ----------      ----------     ---------        ---------

Balance - December 31, 2002                    8,240,000            824                        30,283          (36,474)

Capital contributions - Kft                                                                   122,604
Stock issued for services at $.0055-
  October, 2003                                3,000,000            300         $16,200
Acquisition of subsidiary at $.0017-
  December  2003                              88,760,000          8,876         144,011     (152,887)
Net loss                                                                                                       (83,968)
Foreign currency translation adjustment
                                            ------------     ----------      ----------     ---------        ---------

Balance - December 31, 2003                  100,000,000         10,000         160,211          NONE         (120,442)

Net loss                                                                                                       (39,809)
Foreign currency translation adjustment
                                            ------------     ----------      ----------     ---------        ---------
Balance - March 31, 2004                     100,000,000        $10,000        $160,211          NONE        $(160,251)
                                            ============     ==========      ==========     =========        =========


                                   (CONTINUED)

                 See notes to consolidated financial statements

                          10CHARGE, INC. and SUBSIDIARY
                        (A Development Stage Enterprise)

                  STATEMENT OF STOCKHOLDERS' EQUITY (CONTINUED)
                        Inception through March 31, 2004

                                                       OTHER
                                                   COMPREHENSIVE
                                                        LOSS           TOTAL
                                                    ----------      ----------
Capital contributions - Kft                                            $20,765
Net loss                                                               (15,390)
Foreign currency translation adjustment                  ($461)           (461)
                                                    ----------      ----------
                                                          (461)          4,914
Balance - December 31, 2001

Capital contributions - Kft                                              9,518
Issuance of common stock
  for services at $.0001-June 3, 2002                                      124
Sale of common stock for cash at
  $.0001-December, 2002                                                    700
Net loss                                                               (21,084)
Foreign currency translation adjustment                 (1,699)         (1,699)
                                                    ----------      ----------

Balance - December 31, 2002                             (2,160)         (7,527)

Capital contributions - Kft                                            122,604
Stock issued for services at $.0055-
  October, 2003                                                         16,500
Acquisition of subsidiary at $.0017-
  December  2003
Net loss                                                               (83,968)
Foreign currency translation adjustment                   (153)           (153)

Balance - December 31, 2003                             (2,313)         47,456
                                                    ----------      ----------

Net loss                                                               (39,809)
Foreign currency translation adjustment                 (4,447)         (4,447)
                                                    ----------      ----------
Balance - March 31, 2004                               $(6,760)        $ 3,200
                                                    ==========      ==========

                 See notes to consolidated financial statements

                                 10CHARGE, INC.
                        (A Development Stage Enterprise)

                              STATEMENT OF CASH FLOW

                                                                                    Inception
                                                                Three Months         Through
                                                               Ended March 31,      March 31,
                                                          ----------------------    ---------
                                                             2004         2003         2004
                                                          ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                            $ (39,809)   $  (5,834)   $(160,251)
      Adjustment to reconcile net loss to net
       cash used in operating activities
         Depreciation and amortization                        1,583        1,255       14,888
         Accrued interest receivable                         (1,553)                   (3,971)
         Issuance of common stock for services                                            124
      Changes in assets and liabilities
         Prepaid expenses                                     5,000                   (10,875)
         Other current assets                                 5,572         (839)     (27,590)
         Accounts payable and accrued expenses                8,155          240       26,422
         Deferred income                                      6,462                    63,861
                                                          ---------    ---------    ---------

             NET CASH USED IN OPERATING ACTIVITIES          (14,590)      (5,178)     (97,392)
                                                          ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
      Increase in loan receivable - stockholder                                       (45,000)
      Increase in intellectual properties                                             (22,436)
      Purchases of equipment                                 (2,059)        (140)     (21,545)
                                                          ---------    ---------    ---------

             NET CASH USED IN INVESTING ACTIVITIES           (2,059)        (140)     (88,981)
                                                          ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from capital contributions of subsidiary                               145,821
      Increase in loans payable - stockholder                31,916        4,959       66,925
      Proceeds from sale of common stock                                                  700
                                                          ---------    ---------    ---------

             NET CASH PROVIDED BY FINANCING  ACTIVITIES      31,916        4,959      213,446
                                                          ---------    ---------    ---------

EFFECT OF FOREIGN CURRENCY

    TRANSLATION ADJUSTMENT                                  (14,215)       1,135      (17,025)
                                                          ---------    ---------    ---------

NET INCREASE IN CASH                                          1,052          776       10,048

CASH - BEGINNING OF PERIOD                                    8,996        6,836
                                                          ---------    ---------    ---------

CASH - END OF PERIOD                                      $  10,048    $   7,612    $  10,048
                                                          =========    =========    =========


                 See notes to consolidated financial statements

                                 10CHARGE, INC.
                          NOTES TO FINANCIAL STATEMENTS


1.         OPERATIONS

                10Charge, Inc. (Company), formerly Floridian Ventures, Inc., was incorporated in Delaware on June 3, 2002. The Company was inactive and had been searching for business opportunities until it acquired 10Charge, Kft. All activity through the date of the acquisition was related to the Company's formation and registration with the U.S. Securities and Exchange Commission.

                On December 24, 2003, the Company acquired all the outstanding shares of common stock of 10Charge, Kft. (Kft), a Hungarian limited liability company, from the principal stockholders of the Company, in exchange for 88,760,000 shares of common stock of the Company. Kft is located in Budapest, Hungary. The acquisition was recorded as a reverse merger, whereby, the legal acquirer is deemed the accounting acquiree.

                Kft is engaged in the research and development of a patent pending battery charging technology for companies involved in the manufacture and distribution of battery chargers in the mobile communications, consumer, vehicular and industrial markets.


2. BASIS OF PRESENTATION AND CONSOLIDATION

                The accompanying unaudited financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. These financial statements should be read in conjunction with the financial statements of 10Charge, Inc. together with the Company's Plan of Operation in the Company's Form 10-KSB for the year ended December 31, 2003. Interim results are not necessarily indicative of the results for a full year.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

ITEM 2. PLAN OF OPERATION.

           This quarterly report on Form 10-QSB contains forward-looking statements. Forward-looking statements are statements not based on historical information and that relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by us or on our behalf. We disclaim any obligation to update forward-looking statements.

           10Charge, Inc., a Delaware Corporation ("10Charge", "we", "us" or "our") began its existence as 10Charge Kft. ("10Charge Hungary"), a company organized under the laws of Hungary on April 12, 2001 for the purpose of licensing and manufacturing a patent pending battery charging technology. On December 11, 2003, 10Charge and 10Charge Hungary entered into a Reorganization and Stock Purchase Agreement (the "Agreement") whereby the equity holders of 10Charge Hungary exchanged all issued and outstanding equity interests of 10Charge Hungary for an aggregate of 88,760,000 shares of the Common Stock, par value $.0001 per share ("Common Stock"), of 10Charge. On December 24, 2003, the transactions contemplated by the Agreement were consummated and the equity interests of 10Charge Hungary were exchanged for Common Stock representing approximately eighty-eight percent (88%) of our outstanding shares of Common Stock on a fully diluted basis.

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

           Our cumulative net losses through March 31, 2004 were $160,251, which have strained our liquidity. Although we are attempting to reduce our costs and increase sales, we will be seeking sources of long-term financing. We cannot offer any assurances that we will be able to attract additional capital or that additional financing, if obtained, will be sufficient to meet our current obligations. If we cannot meet our current obligations, our ability to continue as a going concern will be jeopardized.

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

           As of June 30, 2004, we have not yet raised any additional capital to cover these expenses. As of March 31, 2004, we had negative net working capital of approximately $36,000, a current ratio of .77%.

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


OUR BUSINESS IS DIFFICULT TO EVALUATE DUE TO OUR LIMITED OPERATING HISTORY.

           10Charge commenced operations in April, 2001. Because of our limited operating history and the emerging nature of the markets and services, historical financial information is not a reliable indicator of future performance. Therefore, it is difficult to evaluate future business and prospects. Because of our short existence, our very limited operating history, the lack of current significant revenues from operations, we cannot assure you that we will obtain revenues or profitability. Our business is subject to all of the risks inherent in the establishment of a new business enterprise. The likelihood of the our success must be considered in light of the problems, expenses, complications and delays frequently encountered in connection with the development of new products or services, the competitive and regulatory environment in which we will be operating, and the possibility that our activities may not succeed in obtaining a sufficient share of our intended market to develop a profitable operation. Additionally, as a result of the start-up nature of our business and the fact that we have virtually no share of our intended market, we may sustain operating losses for a number of years.

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

OUR PRODUCTS MAY CONTAIN UNDETECTED DEFECTS THAT COULD IMPAIR THEIR MARKET ACCEPTANCE.

           We intend to manufacture limited complex products for specialty applications (such as electric vehicles, military and aerospace applications) that may contain undetected defects or errors, particularly when first introduced or as new versions are released. Such defects or errors may not be discovered until after a product has been released and used by the end user. We may incur significant costs to correct undetected defects or errors in such products, and these defects or errors could result in future lost sales. In addition, product defects or errors may result in product liability claims, which could cause adverse publicity and impair market acceptance of our products. Any of the foregoing could have a material adverse effect on our sales, income and future business prospects.

           In addition to manufacturing limited production run chargers, we believe our main revenue source will come from technology licensing. Licensing revenues will be derived from an upfront license fee and fees gathered after the sale of each product that contains our charging technology. Our ability to enter into license agreements depends upon successful testing of our prototype products incorporating our technology by prospective licensees. Currently, four prospective customers are testing our technology, and we have not entered into any license agreements. If the testing of our products by prospective licensees is not successful, our ability to enter into license agreements will be diminished. Further, during the course of license negotiations (both the upfront fee and the back end portion) our ability to successfully negotiate high fees may be severely limited by the newness of our technology, and limited experience of current management in such negotiations. Initially we may be forced to accept lower fees to obtain the backing of larger and established technology partners who can mass-produce chargers for a variety of applications.

ITEM 3.  CONTROLS AND PROCEDURES.

           As of May 15, 2004, an evaluation was performed by our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, such officer concluded that our disclosure controls and procedures were effective as of March 31, 2004. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2004.

           Readers are referred to the cautionary statement below, which addresses forward-looking statements.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In  connection  with  the  safe  harbor  provisions  of the  Private  Securities
Litigation Reform Act of 1995 (the "Reform Act"), the Company is hereby providing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of the Company herein or orally, whether in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will result", "are expected to", "will continue", "is anticipated", "estimated", "projection" and "outlook") are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions, and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Such uncertainties include, among other, the following: (i) the Company's ability to obtain additional financing to implement its business strategy; (ii) the financial condition of the Company's clients; (iii) imposition of new regulatory requirements affecting the Company; (iv) a downturn in general economic conditions; (v) the delay or failure to properly manage growth and successfully integrate acquired companies and operations; (vi) lack of geographic diversification; and (vii) other factors which are described in further detail in the Company's filings with the Securities and Exchange Commission.

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

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

There are no legal proceedings against the Company, and the Company is unaware of such proceedings contemplated against it.

Item 2. Changes in Securities.

There have been no changes or modifications in the Company's securities.

Item 3.  Defaults upon Senior Securities.

There has been no default upon senior securities.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

31.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b) Reports on Form 8-K

           On July 7, 2004, we filed a Current Report on Form 8-K/A related to our acquisition of 10Charge, Kft. including Financial Statements of 10Charge Kft. for the years ending September 30, 2003, December 31, 2002, and December 31, 2001.

           On February 11, 2004, we filed a Current Report on Form 8-K related to our change in certifying accountant to Most & Company, LLP.

           On January 1, 2004, we filed a Current Report on Form 8-K related to our acquisition of 10Charge Kft.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:


Dated: July 29, 2004                          10Charge, Inc.


                                              By: /s/ Attila Reisz
                                                  -----------------------------
                                              Name:  Attila Reisz
                                              Title: President, CEO, Secretary,
                                                     Treasurer and Director