Form 10QSB
period 2004-06-30
10CHARGE INC
filed 2004-08-16
CIK 1177145

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 2004

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

                                      None
   (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of July 31, 2004, there were 100,000,000 shares of Common Stock, par value $.0001, issued and outstanding.

Transitional Small Business Disclosure Format (check one):[ ]Yes [X] No

                          10CHARGE, INC. AND SUBSIDIARY

                                   FORM 10-QSB

                                      INDEX

PART 1   FINANCIAL INFORMATION

ITEM 1   CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

         CONSOLIDATED BALANCE SHEET - June 30, 2004                                          3

         CONSOLIDATED STATEMENT OF OPERATIONS - Three and six months
           ended June 30, 2004 and 2003 and inception through June 30, 2004                  4

         CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT -
           Inception through March 30, 2004                                                  5

         CONSOLIDATED STATEMENT OF CASH FLOWS - Six months ended
           June 30, 2004 and 2003 and inception through June 30, 2004                        6

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                          7

ITEM 2   PLAN OF OPERATION                                                                   9

ITEM 3   CONTROLS AND PROCEDURES                                                            18

PART II  OTHER INFORMATION                                                                  19

ITEM 1   LEGAL PROCEEDINGS                                                                  19
ITEM 2   CHANGES IN SECURITIES                                                              19

ITEM 3   DEFAULTS UPON SENIOR SECURITIES                                                    19
ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                19

ITEM 5   OTHER INFORMATION                                                                  19
ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K                                                   19

SIGNATURES                                                                                  20

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


                          10CHARGE, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2004

ASSETS

CURRENT ASSETS
    Cash                                                              $  12,678
    Prepaid expenses                                                     27,375
    Other current assets                                                  6,238
    Loan receivable - stockholder                                        56,356
                                                                      ---------

TOTAL CURRENT ASSETS                                                    102,647

EQUIPMENT                                                                17,758
INTELLECTUAL PROPERTIES                                                  21,145
                                                                      ---------

TOTAL ASSETS                                                          $ 141,550
                                                                      =========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Accounts payable and accrued expenses                             $  29,452
    Loan payable - stockholder                                           65,541
    Deferred income                                                      62,541
                                                                      ---------

TOTAL CURRENT LIABILITIES                                               157,534
                                                                      ---------

STOCKHOLDERS' DEFICIT
    Preferred stock, $0.0001 par
      value - authorized: 20,000,000 shares;
      issued and outstanding: none
    Common stock, $0.0001 par value - authorized:
      200,000,000 shares; issued and
      outstanding: 100,000,000 shares                                    10,000
    Additional paid-in capital                                          160,211
    Deficit accumulated during the development stage                   (179,732)
    Other comprehensive loss                                             (6,463)
                                                                      ---------

TOTAL STOCKHOLDERS' DEFICIT                                             (15,984)
                                                                      ---------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                           $ 141,550
                                                                      =========

See notes to consolidated financial statements

                          10CHARGE, INC. and SUBSIDIARY
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                             Three Months Ended June 30,        Six Months Ended June 30,        Inception
                                           ------------------------------    ------------------------------       Through
                                                2004             2003             2004             2003        June 30, 2004
                                           -------------    -------------    -------------    -------------    -------------

REVENUES                                        NONE             NONE             NONE             NONE             NONE
                                           -------------    -------------    -------------    -------------    -------------
SELLING, GENERAL AND ADMINISTRATIVE        $     (13,143)   $      (5,383)   $     (39,759)   $      (9,197)   $    (131,231)
RESEARCH AND DEVELOPMENT                          (7,822)          (2,420)         (22,555)          (4,440)         (55,094)
INTEREST - NET                                     1,484                4            3,024                4            6,593
                                           -------------    -------------    -------------    -------------    -------------

NET LOSS                                         (19,481)          (7,799)         (59,290)         (13,633)        (179,732)

EFFECT OF FOREIGN CURRENCY
  TRANSLATION ADJUSTMENTS                            297              564           (4,150)             744           (6,463)
                                           -------------    -------------    -------------    -------------    -------------

TOTAL COMPREHENSIVE LOSS                   $     (19,184)   $      (7,235)   $     (63,440)   $     (12,889)   $    (186,195)
                                           =============    =============    =============    =============    =============



BASIC NET LOSS PER COMMON SHARE                  *                *          $      (0.001)         *          $      (0.002)
                                           =============    =============    =============    =============    =============

BASIC WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                  100,000,000       97,000,000      100,000,000       97,000,000       93,508,231
                                           =============    =============    =============    =============    =============

*  Less than $.001.

See notes to consolidated financial statements

                          10CHARGE, INC. and SUBSIDIARY
                        (A Development Stage Enterprise)

                       STATEMENT OF STOCKHOLDERS' DEFICIT

                                                                                                 DEFICIT
                                                                                               ACCUMULATED
                                                  COMMON  STOCK        ADDITIONAL              DURING THE       OTHER
                                            ------------ ----------     PAID-IN    SUBSIDIARY  DEVELOPMENT  COMPREHENSIVE
                                               SHARES        AMOUNT     CAPITAL     CAPITAL       STAGE          LOSS        TOTAL
                                            ------------   ----------   ---------  ----------  -----------  -------------  ---------
Capital contributions - Kft                                                        $  20,765                                $20,765
Net loss                                                                                        $ (15,390)                  (15,390)
Foreign currency translation adjustment                                                                        $  (461)        (461)
                                            -----------    ---------    --------   ---------    ---------      -------     --------

Balance - December 31, 2001                                                           20,765      (15,390)        (461)       4,914

Capital contributions - Kft                                                            9,518                                  9,518
Issuance of common stock
  for services at $.0001-June 3, 2002         1,240,000    $     124                                                            124
Sale of common stock for cash at
  $.0001-December, 2002                       7,000,000          700                                                            700
Net loss                                                                                          (21,084)                  (21,084)
Foreign currency translation adjustment                                                                         (1,699)      (1,699)
                                            -----------    ---------    --------   ---------    ---------      -------     --------

Balance - December 31, 2002                   8,240,000          824                  30,283      (36,474)      (2,160)      (7,527)

Capital contributions - Kft                                                          122,604                                122,604

Stock issued for services at $.0055-
  October, 2003                               3,000,000          300     $16,200                                             16,500
Acquisition of subsidiary at $.0017-
  December  2003                             88,760,000        8,876     144,011    (152,887)
Net loss                                                                                          (83,968)                  (83,968)
Foreign currency translation adjustment                                                                           (153)        (153)
                                            -----------    ---------    --------   ---------    ---------      -------     --------

Balance - December 31, 2003                 100,000,000       10,000     160,211        NONE     (120,442)      (2,313)      47,456

Net loss                                                                                          (59,290)                  (59,290)
Foreign currency translation adjustment                                                                         (4,150)      (4,150)
                                            -----------    ---------    --------   ---------    ---------      -------     --------

Balance - June 30, 2004                     100,000,000    $  10,000    $160,211        NONE    $(179,732)     $(6,463)    $(15,984)
                                            ===========    =========    ========   =========    =========      =======     ========

See notes to consolidated financial statements

                          10CHARGE, INC. and SUBSIDIARY
                        (A Development Stage Enterprise)

                             STATEMENT OF CASH FLOW

                                                       Six Months Ended June 30,     Inception
                                                       -------------------------      Through
                                                          2004          2003       June 30, 2004
                                                       ----------   ------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                            $ (59,290)     $ (13,633)    $(179,732)
   Adjustment to reconcile net loss to net cash
   used in operating activities
     Depreciation and amortization                         3,133          2,359        16,438
     Accrued interest receivable                          (3,024)            --        (5,442)
     Issuance of common stock for services                    --             --           124
   Changes in assets and liabilities
     Prepaid expenses                                      5,000             --       (10,875)
     Other current assets                                 26,403         (2,144)       (6,238)
     Accounts payable and accrued expenses                11,030          4,074        29,452
     Deferred income                                       3,822          2,479        62,541
                                                       ---------      ---------     ---------

       NET CASH USED IN OPERATING ACTIVITIES             (12,926)        (6,865)      (93,732)
                                                       ---------      ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Increase in loan receivable - stockholder                                          (45,000)
   Increase in intellectual properties                                   (4,637)      (22,436)
   Purchases of equipment                                 (3,956)        (2,965)      (23,444)
                                                       ---------      ---------     ---------

       NET CASH USED IN INVESTING ACTIVITIES              (3,956)        (7,602)      (90,880)
                                                       ---------      ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from capital contributions of subsidiary                         --       145,821
   Increase in loans payable - stockholder                29,784         14,090        65,541
   Proceeds from sale of common stock                                                     700
                                                       =========      =========     ---------

       NET CASH PROVIDED BY FINANCING ACTIVITIES          29,784         14,090       212,062
                                                       ---------      ---------     ---------

EFFECT OF FOREIGN CURRENCY TRANSLATION ADJUSTMENT         (9,220)         2,454       (14,772)
                                                       ---------      ---------     ---------

NET INCREASE IN CASH                                       3,682          2,077        12,678

CASH - BEGINNING OF PERIOD                                 8,996          6,836
                                                       ---------      ---------     ---------

CASH - END OF PERIOD                                   $  12,678      $   8,913     $  12,678
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

           Our cumulative net losses through June 30, 2004 were $179,732, which have strained our liquidity. Although we are attempting to reduce our costs and increase sales, we will be seeking sources of long-term financing. We cannot offer any assurances that we will be able to attract additional capital or that additional financing, if obtained, will be sufficient to meet our current obligations. If we cannot meet our current obligations, our ability to continue as a going concern will be jeopardized.

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

           As of June 30, 2004, we have not yet raised any additional capital to cover these expenses. As of June 30, 2004, we had negative net working capital of approximately $55,000, a current ratio of 65%.

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

WE DEPEND ON A FEW KEY MANAGEMENT PERSONS.

           We are substantially dependent on the personal efforts and abilities of Attila Reisz, our President and CEO, Jozsef Marinka-Toth, our Chief Technology Officer, and Viktor Rozsnyay, our Investor Relations and Business Development Manager. The loss of any of these officers or our other key management persons could harm our business and prospects for growth.

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

ITEM 3.  CONTROLS AND PROCEDURES.

           As of June 30, 2004, an evaluation was performed by our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, such officer concluded that our disclosure controls and procedures were effective as of June 30, 2004. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2004.

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

Dated: August 13, 2004                          10Charge, Inc.

                                              By: /s/ Attila Reisz
                                                  -----------------------------
                                              Name:  Attila Reisz
                                              Title: President, CEO, Secretary,
                                                     Treasurer and Director